Form 10-K
period 1993-12-31
SPIEGEL INC
filed 1994-03-30
CIK 276641

                                                        CONFORMED COPY

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended ....................December 31, 1993
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the transition period from ..................... to ......................
Commission file number .......................0-16126

                             S P I E G E L,  I N C.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                36-2593917
(State of Incorporation)           (I.R.S. Employer Identification No.)

     3500 LACEY ROAD                         60515-5432
     DOWNERS GROVE, ILLINOIS                 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (708) 986-8800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Class A Non-Voting Common Stock,
                           Par Value, $1.00 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES __X__   NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

The Class B Voting Common Stock is not publicly traded. Therefore, no market value information is readily available on this class of stock.

The number of the shares of Registrant's Class A Non-Voting Common Stock and Class B Voting Common Stock outstanding on March 18, 1994 was 15,046,804 and 93,141,654, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:  None

The exhibit index is located on pages 44-45.

                                     PART I

ITEM 1.  BUSINESS

A.  GENERAL DEVELOPMENT OF BUSINESS

Spiegel, Inc., a Delaware corporation, was incorporated in 1965. Spiegel, Inc. and its subsidiaries are sometimes referred to collectively in this Report on Form 10-K as the "Company." The Spiegel, Inc. catalog operations and related retail store operations are collectively referred to in this Report on Form 10-K as "Spiegel." The Company and its predecessors date from 1865. Since 1905, the Company has operated as a catalog merchandiser. In 1982, the Company was purchased by Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership that is one of the largest catalog merchandisers in the world, selling its products in Europe and Japan. In 1984, all of the capital stock of the Company was transferred to the partners of Otto Versand or their designees. In this transaction, 65% of the capital stock of the Company was transferred to Spiegel Holdings, Ltd., an Illinois limited partnership, whose general partner was Dr. Werner Otto. Since 1984, additional shares of the Company's capital stock have been acquired by Spiegel Holdings, Ltd. and its successor. In 1986, Spiegel Holdings, Ltd. was converted to Spiegel Holdings, Inc., a Delaware corporation ("SHI"). Prior to the Company's 1987 initial public offering of Class A non-voting common stock, all of Spiegel's existing capital stock was converted into Class B voting common stock. SHI holds 97.5% of the Company's Class B voting common stock, affording SHI control of the Company.

In 1988, the Company acquired Eddie Bauer, Inc. and certain related Canadian assets (collectively, "Eddie Bauer"). Eddie Bauer is a leading specialty retailer serving the casual lifestyle needs of men and women through the sale of high quality apparel, home furnishings and accessories through catalogs and specialty retail stores.

In 1990, the Company acquired First Consumers National Bank ("FCNB"). FCNB is a special purpose bank limited to the issuance of credit cards, primarily FCNB Preferred Charge cards for use by Spiegel, Eddie Bauer and New Hampton customers.

In August 1993, the Company acquired substantially all of the assets of New Hampton, Inc. ("New Hampton") through a bankruptcy proceeding. New Hampton is a specialty catalog company offering fashionable women's apparel at moderate price points.

In September 1993, the Company entered into an arrangement with Otto-Sumisho, Inc. to sell Eddie Bauer products through Eddie Bauer retail stores and catalogs in Japan. In addition, the Company announced its intention to enter into a new channel of retail distribution, television home shopping, through a joint venture with Time Warner Entertainment Company, L.P. ("Time Warner") to develop catalog home shopping channels.

B.  NARRATIVE DESCRIPTION OF BUSINESS

Principal products, services, and revenue sources. The Company has three principal merchandise categories: apparel, household furnishings and other merchandise. The components of net sales by merchandise category for the last three years were:


                                        1993      1992      1991
                                       ------    ------    ------
          Wearing apparel                69%       68%       67%
          Household furnishings          20        21        22
          Other merchandise              11        11        11
                                       ------    ------    ------
                                        100%      100%      100%
                                       ======    ======    ======

The Company's household furnishings range from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs. The other merchandise category includes items such as fitness and personal care equipment, toys, cameras and luggage.

PRODUCT DEVELOPMENT AND SOURCING

The Company's product development and sourcing teams have become an increasingly significant element of its private label merchandise strategy. The Company selects manufacturers based on their ability to produce high quality product on a cost-effective basis. The Company's product design teams select and source fabrics to be delivered to manufacturers along with product patterns, specifications and templates used for cutting fabric and other pre-production work. Prototype samples are submitted to the Company for final production approval to ensure manufacturer compliance with specifications.

The Company does not have any manufacturing facilities; all production is done by third-party contractors. The product development and sourcing teams also closely monitor the timeliness of manufacturers' delivery to the Company's distribution facilities and provide them with packaging information. The Company believes this strategy permits maximum flexibility, enhanced inventory management and consistent quality control without the risks associated with operating its own manufacturing facilities.

COMMON SYSTEMS STRATEGY

By capitalizing on synergies between Spiegel and Eddie Bauer, the Company continues to make significant progress toward its long-term goal of operating common catalog systems for the two businesses. After implementing a common order-entry system for Spiegel and Eddie Bauer in 1990, the Company completed installation of a common customer-satisfaction system during the summer of 1992. These systems ensure rapid response to customer orders and inquiries and allow Spiegel and Eddie Bauer operators to handle each other's calls when back-up support is necessary. In addition, Eddie Bauer implemented a computerized marketing system patterned after Spiegel's system for managing its customer data base, which it believes will create marketing efficiencies and cost savings.

Another phase of the Company's common systems strategy is the planned catalog distribution facility in Groveport, Ohio. The Company believes the new facility will be among the largest and most technologically advanced catalog fulfillment systems in the United States, providing improved productivity and customer service. This facility will replace certain current catalog distribution facilities for Spiegel and Eddie Bauer. Shipments of Eddie Bauer catalog merchandise from the new facility are scheduled to begin in July 1994, with Spiegel catalog shipments expected to follow in early 1995. The new facility is designed to meet the Company's catalog distribution capacity needs for the foreseeable future.

The following is a discussion of the major operations of the Company: Spiegel, Eddie Bauer, New Hampton and Credit.

     SPIEGEL

     Spiegel offers apparel, household furnishings and other merchandise through its various catalogs and, to a lesser extent, Ultimate Outlet and For You retail stores. Spiegel is one of the largest catalog companies in the United States and in 1993 distributed over 225 million catalogs throughout the country. At December 31, 1993, Spiegel's customer base included 6.0 million active customers (customers who have purchased within the last 18 months).

     Spiegel's apparel merchandise, which represented 58% of its sales in 1993, is primarily private label, developed by its product design teams based on emerging fashion trends and customer research. In addition, Spiegel features apparel by well-known American designers such as Liz Claiborne, CK Calvin Klein and DKNY. Spiegel's household furnishings, which represented 38% of its sales in 1993, are a mixture of private label and branded merchandise ranging from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs.

     Spiegel catalogs serve as a fashion resource for the busy working woman. These catalogs include Spiegel's trademark 600-page semi-annual catalog, specialty catalogs targeted to distinct market segments and other catalog mailings throughout the year. The Company has used proprietary and other data from within and outside its existing customer base and its fashion and marketing expertise to identify an assortment of niche markets. Spiegel addresses each of these markets with a targeted specialty merchandise concept, through specialty catalogs and through "shops" included in Spiegel's main semi-annual catalog. A shop is a focused merchandise assortment targeted to a specific group of customers. One such shop from the Spiegel catalog is Sarah Chapman, which features romantic, classic clothing for customers who prefer traditional styles. Shops are managed by entrepreneurial groups within the Spiegel catalog organization, each comprised of representatives from different areas such as fashion, merchandising, marketing, and advertising. Spiegel believes that this specialty or niche marketing approach enables it to address the widely varying needs of a diverse customer base.

     EDDIE BAUER

     Eddie Bauer is a leading specialty retailer serving the casual lifestyle needs of men and women through the sale of high quality apparel, home furnishings and accessories. Founded in 1920, Eddie Bauer operates 294 retail stores in addition to a large catalog operation. A key strategy for Eddie Bauer is to leverage synergies between its retail and catalog channels of distribution, maximizing opportunities for cross-promotion between catalog and retail. This strategy includes utilizing the catalog customer database to help identify potential store locations, using catalog space to advertise the retail concept, and utilizing retail store mailing lists to help build the catalog file. Eddie Bauer's principal retailing concept is its trademark Eddie Bauer sportswear stores and catalogs, which feature predominantly private label casual apparel and accessories. Eddie Bauer also has other specialty retail concepts that serve targeted niches. These specialty concepts include the Eddie Bauer Home, which offers home furnishings through retail stores and a separate catalog; All Week Long, which features women's sportswear, casual clothing and special occasion attire through retail stores and a separate catalog; and the Eddie Bauer Sport Shop, a store-within-a-store concept which provides premier apparel, equipment and accessories for field and stream sports. In September 1993, Eddie Bauer entered into an arrangement with Otto-Sumisho, Inc. to sell its full line of Eddie Bauer sportswear products through retail stores and catalogs in Japan. Three Eddie Bauer stores are expected to open in Japan in the Fall of 1994 along with the introduction of the Japanese Eddie Bauer catalog. In addition to its catalog and retail store businesses, Eddie Bauer has capitalized on selected licensing opportunities. Eddie Bauer's most significant current licensee is Ford Motor Company, which uses the Eddie Bauer name and logo on special series Ford vehicles.

     Eddie Bauer's private label merchandise is developed by its product design teams and manufactured by third party manufacturers according to its specifications. The Eddie Bauer product design teams work with the Company's product development and sourcing department in developing favorable sourcing alternatives.

     Beginning in 1991 and continuing throughout 1992, Eddie Bauer implemented several changes in its retail and catalog operations. One of the primary changes was to implement a new merchandise strategy which narrowed and focused the merchandise assortment into key items or "essential styles" that were supported by a stronger inventory position. Eddie Bauer also instituted an extensive store remodeling and refurbishment program to update the visual appearance of its stores and improve its merchandise presentation. In 1992 and 1993, Eddie Bauer remodelled 60 and 45 stores, respectively, and refixtured several others. Eddie Bauer plans to remodel approximately 50 more stores in 1994. These changes were instrumental in achieving strong sales growth, a reduction of promotional pricing and Eddie Bauer's improved performance in 1992 and 1993. In addition, Eddie Bauer believes that increased usage of its Preferred Charge card has resulted in larger average transaction sizes and greater frequency of purchases.

     EDDIE BAUER RETAIL DIVISION.

     Eddie Bauer operates 260 retail and 34 outlet stores in the United States and Canada. Of these stores, 13 are Eddie Bauer Home Collection and seven are All Week Long stores. A typical Eddie Bauer store is approximately 6,000 gross square feet and is located in an upscale regional mall or a high traffic downtown location, because the Company believes that convenience is a primary consideration for its target customers.
     Eddie Bauer's catalog customer database serves as a valuable tool in identifying potential store locations. Most of Eddie Bauer's current stores are located in large metropolitan markets. Eddie Bauer has also begun to explore opportunities in certain smaller markets where it believes a concentration of its target customers exists. Eddie Bauer believes that these markets have the potential to contribute store profit margins comparable to the existing store base. Eddie Bauer outlet stores, which offer overstock and end-of-season merchandise, are located predominantly in outlet malls and strip centers and generally in areas not served by its core specialty retail stores.

     Eddie Bauer opened 30 new stores in 1993. One store was closed in 1993. Growth in this division has been due principally to the growth in comparable store sales, which reached 17% in 1992 and 11% in 1993, and, to a lesser extent, to new store openings. The Company believes that its catalog and comparable store net sales increases during 1992 and 1993 were primarily the result of changes made to the Company's merchandising strategies initiated in 1991. The Company does not expect comparable store sales growth to continue at 1992 and 1993 rates. Also, the Company currently plans to increase the number of Eddie Bauer new store openings from the 30 stores in 1993 to approximately 60 in each of the next two years. The average cost of opening a typical new Eddie Bauer store in 1993, including inventory, furniture and fixtures, pre-opening expenses and net leasehold improvements, is approximately $800,000. Eddie Bauer's ability to open and operate new stores profitably is dependent on the availability of suitable store locations, the negotiation of acceptable lease terms, Eddie Bauer's financial resources and its ability to control the operational aspects and personnel requirements of its growth.

     EDDIE BAUER CATALOG DIVISION.

     In 1993, the Eddie Bauer catalog division distributed over 88 million catalogs and had approximately 2.7 million active customers who had purchased within the last 12 months. As a corollary to its retail operations, Eddie Bauer catalog concepts include its trademark Eddie Bauer catalog, Eddie Bauer Home Collection and All Week Long. Eddie Bauer recently introduced its largest catalog yet, The Complete Resource, combining all of its specialty retail store concepts in a single catalog. Eddie Bauer also actively pursues new customers within its target market through a variety of initiatives including national print advertising, list rentals and utilizing names of its retail store customers.

     NEW HAMPTON

     New Hampton, acquired by the Company in August 1993, is a specialty catalog company whose principal catalog, Newport News (formerly Avon Fashions) offers fashionable, moderately priced women's apparel. Merchandise categories currently include swimwear, dresses, casual wear, evening wear and career wear. In addition, New Hampton has another smaller catalog, James River Traders which markets value-oriented women's apparel. Newport News represented approximately 87% of New Hampton's sales in 1993 and the Company believes it will continue to represent a significant portion of New Hampton's revenues in the future. In 1993, Newport News and James River Traders mailed 161 million catalogs to active and prospective customers. During 1993, 4.0 million customers purchased from the Newport News and James River Traders catalogs. New Hampton's contribution to the Company's consolidated net sales in 1993 was approximately $63 million.

     CREDIT

     In an effort to build brand loyalty and to provide additional convenience for its customers, the Company offers a credit program for qualifying catalog and retail customers in the form of its Preferred Charge card, which is imprinted with a Spiegel, Eddie Bauer or E STYLE logo depending on the source of the original application for credit. This card allows a customer to purchase products from both Spiegel and Eddie Bauer, regardless of the imprint on the card. FCNB is the issuer of the Preferred Charge card, and its activities are limited to the issuance of credit cards. In February 1994, the Company introduced a proprietary credit card to customers of its recently acquired New Hampton subsidiary. Preliminary response to this offering has been very positive. Revenues generated by the credit operations represented 8% of the Company's total revenues in 1993.

     Approximately 47% of the Company's 1993 net sales were made on the Preferred Charge card. In 1993, approximately 75% of Spiegel catalog net sales and approximately 24% of Eddie Bauer's net sales were made using the Preferred Charge card. The lower percentage of Eddie Bauer sales made on the Preferred Charge card is attributable primarily to its relatively recent availability to Eddie Bauer customers and to the relatively higher percentage of retail store sales at Eddie Bauer. Catalog sales generally have a higher percentage of sales made on credit than retail store sales.

     FCNB solicits for new Preferred Charge card accounts with both preapproved and non-preapproved applications. The accounts are serviced through the Company's corporate data center located in Westmont, Illinois, with all credit application analysis, strategy and policy formulation performed at FCNB's Beaverton, Oregon headquarters. FCNB also issues MasterCard credit cards, which represent approximately 5% of its outstanding cards.

MERCHANDISE.

The Company sells domestically produced and imported merchandise, which it purchases in the open market from approximately 4,000 suppliers, none of which supplied as much as 5% of the merchandise purchased during 1993. A significant amount of the dollar value of merchandise purchased by the Company is imported directly from the Far East and Europe. Consequently, the Company is subject to the risks generally associated with conducting business abroad. The Company's business could be affected by economic events or political instability that might affect imports, including duties, quotas and work stoppages. To date these factors have not caused any material disruption of the Company's operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could over time increase the cost to the Company of merchandise purchased in foreign countries, which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above; however, the Company believes this risk exists for many other retailers.

LICENSES AND TRADEMARKS.

The Company utilizes its own trademarks and tradenames including "Spiegel" and "Eddie Bauer." The Company is also licensed to sell goods under the "Together!" label. With the exception of the names "Spiegel," "Eddie Bauer" and "Together!," the Company believes that loss or abandonment of any particular trademark would have no significant effect on its business.

SEASONALITY OF BUSINESS.

The Company, like other retailers, has experienced and expects to continue to experience seasonal fluctuations in its merchandise sales and net income. Historically, a disproportionate amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. If the Company's sales were materially different from seasonal norms during the fourth quarter, the Company's annual operating results could be materially affected. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

COMPETITION.

The markets in which the Company participates are highly competitive and served by a significant number of catalog companies and retailers including traditional department stores, so-called "off-price" and discount retailers and specialty chains. The Company's success is highly dependent upon its ability to maintain its existing customer lists, solicit new customers, identify distinct fashion trends and continue to address the fashion tastes of its customers.

EMPLOYEES.

During 1993, the Company employed between approximately 7,600 and 16,700 full-time equivalent employees, depending on the time of year, reflecting the seasonality of the Company's business and the variations in its workforce during the year. At February 28, 1994, the Company employed 11,104 full-time equivalent employees.

Spiegel is a party to three collective bargaining agreements. Approximately 2,000 full-time equivalent employees are covered by an agreement between Spiegel and the Warehouse, Mail Order, Office, Technical and Professional Employees Union, Local 743, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America ("Local 743"). This agreement, which is scheduled to expire on February 28, 1995, will be affected by the closure of Spiegel's Chicago catalog distribution facility. The Company intends to provide affected workers with all termination benefits called for by the agreement, as well as additional benefits such as early retirement enhancements, stay pay, job counseling and vocational training.

Approximately 280 full-time equivalent employees of certain Spiegel outlet stores are covered by a separate agreement with Local 743. This agreement expires on May 31, 1994, and will be subject to negotiation in the ordinary course. Approximately 120 full-time equivalent employees are covered by an agreement with Teamsters Union 929 Philadelphia, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America. This agreement expires on January 31, 1996.

The Company considers its relations with its employees to be good and has never experienced any material interruption of operations due to labor disagreements with its employees.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is located in leased office space in Downers Grove, Illinois. In addition, all of the Company's retail store locations are leased, with the exception of a downtown San Francisco Eddie Bauer store, a downtown Chicago Eddie Bauer store and a Chicago Spiegel outlet store. A typical store lease is for a term of 10 years, with options for renewal.

The principal properties and facilities used in Spiegel's catalog operations consist of approximately 20 warehouses and office buildings located in and around Chicago, Illinois. These facilities are primarily owned. Eddie Bauer's current retail and catalog distribution facilities are located in Columbus, Ohio, two of which are owned and four of which are leased. Eddie Bauer also occupies office space in 10 buildings located in and around Seattle, Washington, two of which are owned and eight of which are under lease. The Company's new Groveport, Ohio catalog distribution facility, which is being constructed on land owned by the Company, is expected to be completed in 1994 and is designed to consolidate the majority of catalog distribution functions of Spiegel and Eddie Bauer. The Company plans that Eddie Bauer will begin fulfilling catalog orders from the new facility in 1994, however fulfillment of Spiegel catalog orders is expected to begin in 1995. The Company has made provision for the closing of certain of its catalog distribution facilities, as described in note 4 to the Company's Consolidated Financial Statements.

The Company leases customer order centers in Reno, Nevada, Bensalem, Pennsylvania and Norcross, Georgia, and customer service facilities in Rapid City, South Dakota and Oakbrook, Illinois. The Company owns its Westmont, Illinois corporate data center.

New Hampton leases office space in New York, New York. Its order taking, customer service and administrative functions are performed in a leased facility, and its distribution function is performed in an owned facility, both of which are located in Hampton, Virginia. New Hampton also owns approximately 80 acres of vacant land in Hampton, Virginia adjacent to its distribution facility. At present, there are no plans to either expand upon or dispose of this vacant land.

FCNB's headquarters is located in leased office space in Beaverton, Oregon (suburban Portland).

The Company considers its present space and facilities under development adequate for anticipated future requirements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION.

The Class A Non-Voting Common Stock is traded on NASDAQ's National Market System. The ticker symbol is SPGLA. Daily trading information is listed in the stock tables carried by major newspapers as "SPIEGEL". See Item 8 "Selected Quarterly Financial Data" for information on the high and low sales prices of the Class A Non-Voting Common Stock.

On March 18, 1994, the closing sales price of the Class A Non-Voting Common Stock, as quoted on the NASDAQ National Market System was $22 per share.

B.  HOLDERS

There were approximately 4,200 Class A Non-Voting Common Stockholders as of March 18, 1994. The Company believes that certain of the outstanding shares of Class A Non-Voting Common Stock are held by nominees for an unknown number of beneficial stockholders.

The Class B Voting Common Stock of the Company is privately held and is not publicly traded. As of the date hereof, there were seven Class B Voting Common Stockholders.

C.  DIVIDENDS

The Company's policy since 1987 has been to pay regular cash dividends quarterly. Additionally, the Company has also paid a special cash dividend in the second quarter of each year. Cash dividends per share paid for the years ended December 31, 1993 and 1992 are as follows:


                 First     Second    Third     Fourth
                 Quarter   Quarter   Quarter   Quarter    Total
                 -------   -------   -------   -------   -------
1993             $ .035    $ .075    $ .035    $ .050    $ .195
1992             $ .035    $ .075    $ .035    $ .035    $ .180


Cash dividends per share for 1992 and the first three quarters of 1993 have been restated from amounts previously reported to reflect the two-for-one split in the Company's outstanding common stock effected by the 100% stock dividend declared and paid in 1993.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Years ended December 31 ($000s omitted, except per share amounts)


EARNINGS DATA
                                1993         1992         1991         1990         1989
                          -----------  -----------  -----------  -----------  -----------
Net sales and
  other revenues          $2,596,147   $2,218,732   $1,976,308   $1,993,428   $1,695,806
Earnings before
  income taxes(1)             87,363       69,367       30,793      100,540      120,240
Net earnings(2)           $   48,705   $   43,224   $   16,921   $   61,522   $   73,282
Net earnings per
  common share(2,3)       $      .47   $      .42   $      .16   $      .59   $      .71
Cash dividends per
  common share(3)         $      .20   $      .18   $      .18   $      .18   $      .18

BALANCE SHEET DATA
Current assets            $1,592,665   $1,302,838   $1,305,217   $1,341,521   $1,060,315
Total assets               2,210,591    1,785,213    1,728,163    1,746,299    1,426,519

Current liabilities          627,247      495,131      374,768      399,744      336,041
Long-term debt, excluding
  current maturities         971,683      764,235      841,196      831,150      619,400
Stockholders' equity      $  567,485   $  478,345   $  453,598   $  455,095   $  412,197


(1). Operating income for 1993 included a $39,000 charge recorded in the third quarter to reflect the estimated impact of closing certain of the Company's existing catalog distribution facilities.

(2). Net earnings for 1992 include income of $4,101, or $.04 per share, for the cumulative effect of accounting changes for postretirement health care benefits and inventory overhead capitalization.

(3). Net earnings per common share and cash dividends per common share for 1989 through 1992 have been restated to reflect the two-for-one split in the Company's outstanding common stock effected by the 100% stock dividend declared and paid in 1993.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($000S OMITTED, EXCEPT PER SHARE AMOUNTS)

In August 1993, the Company completed the purchase of substantially all of the assets of New Hampton, Inc. for approximately $40,000. New Hampton is a specialty catalog company selling predominantly women's apparel at moderate price points.

In September 1993, the Company announced an arrangement with Otto-Sumisho, Inc. (a joint venture between Otto Versand and Sumitomo Corporation) to sell Eddie Bauer products through retail stores and catalogs in Japan. Three Eddie Bauer stores are expected to open in Japan in the Fall of 1994 along with the introduction of the Japanese Eddie Bauer catalog. Also in September 1993, the Company and Time Warner jointly announced their intention to create two new catalog home shopping channels for cable television. The channels are expected to debut in 1994.

Beginning in 1991, the Company implemented several changes at Spiegel and Eddie Bauer, including merchandising strategies aimed at increasing market share and maximizing sales to existing customers. These strategies include more aggressive value pricing of Spiegel and Eddie Bauer products and changes in catalog presentation. In addition, Eddie Bauer changes include narrowing and refocusing the merchandise assortment to emphasize key items or "essential styles" which are supported by a stronger inventory position. The Company believes that these changes were instrumental in the improved performance in 1992 and 1993 in its merchandise businesses. In 1993, net sales grew 19% to $2,337,235, including 23% growth in Eddie Bauer net sales, with a comparable store sales increase of 11%. Net sales in 1992 grew 14% to $1,972,283, including 24% growth in Eddie Bauer net sales, with a comparable store sales increase of 17%.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated financial statements as a percent of total revenue or net sales for the years ended December 31, 1993, 1992 and 1991.


                                              1993         1992       1991
                                           --------     --------   --------
Net sales and other revenues:
  Net sales                                   90.0%        88.9%      87.7%
  Finance revenues                             7.5%         7.8%       9.3%
  Other revenues                               2.5%         3.3%       3.0%
                                           --------     --------   --------
                                             100.0%       100.0%     100.0%
As a percent of net sales:
  Gross profit                                34.3%        31.8%      32.3%
As a percent of total revenues:
  Selling, general and
    administrative expenses                   33.2%        32.2%      34.4%
  Nonrecurring charge                          1.5%         0.7%       0.5%
  Operating income                             6.1%         6.6%       5.6%


1993 COMPARED WITH 1992

Net sales for the year ended December 31, 1993 increased 19% to $2,337,235 compared with $1,972,283 for the year ended December 31, 1992. This increase resulted from positive response to merchandise offerings at Spiegel and Eddie Bauer. Total Company catalog sales of $1,497,063 increased 18% for the year ended December 31, 1993 compared with the year ended December 31, 1992, due in part to aggressive catalog customer acquisition programs. Retail sales of $840,172 for the year ended December 31, 1993 increased $135,001, or 19%, compared with the year ended December 31, 1992, due primarily to Eddie Bauer's 11% increase in comparable store sales and, to a lesser extent, new store openings. The comparable store sales increase is primarily due to Eddie Bauer's change in its merchandise focus and retail store remodeling program initiated in 1991.

Finance revenue for the year ended December 31, 1993 increased $20,959, or 12% over the year ended December 31, 1992 due to higher average customer accounts receivable in the current year. This increase in average customer accounts receivable was attributable to a higher level of Preferred Charge sales and a reduction in customer accounts receivable sold. Other revenue for the year ended December 31, 1993 decreased $8,496, or 12% from 1992, due to the effects of sales of customer accounts receivable in 1992, partially offset by the effects of the sale of a small portfolio of MasterCard receivables in 1993.

Gross profit margin on net sales for the year ended December 31, 1993 was 34.3% compared with 31.8% for the year ended December 31, 1992. This improvement was due to lower levels of promotional activity throughout 1993 compared with 1992 and, to a lesser extent, lower costs associated with improved sourcing of merchandise.

Selling, general and administrative expenses as a percent of total revenues for the year ended December 31, 1993 and 1992 were 33.2% and 32.2%, respectively. This expense ratio for the year ended December 31, 1992 was favorably impacted by revenue (with only nominal selling, general and administrative costs) related to the effects of sales of customer accounts receivable. The expense ratio for the year ended December 31, 1993 was not similarly impacted. Also reflected in this ratio was the relatively higher expense levels at newly acquired New Hampton, Inc.

The Company plans to relocate certain of its distribution operations to a new facility in Groveport, Ohio, which will consolidate the majority of catalog distribution functions of Spiegel and Eddie Bauer. With this state-of-the-art facility, the Company expects to realize increased productivity and efficiency within its distribution functions and achieve reductions in overall relative costs. The transition from the existing facilities to the new distribution facilities is expected to begin in 1994 and to be completed by mid-1995.

Included in operating results for 1993 was a $39,000 nonrecurring charge recorded in the third quarter to reflect the estimated impact of closing certain of the Company's existing catalog distribution facilities. These existing facilities consist principally of 20 warehouses and office buildings located in Chicago, Illinois. The $39,000 charge to earnings is comprised of termination benefits of $24,600 and other related costs of $14,400. The Company expects a portion of these costs will be paid in 1994 and the remainder in 1995, with the exception of the write-off of property and equipment of $6,500, which is a noncash item. Certain members of operations management will be relocated to the new distribution facility. The Company expects to reduce its number of distribution facility employees with this consolidation.

Interest expense for the year ended December 31, 1993 was $3,830 lower than in 1992 due to a reduction in the Company's effective borrowing rate. Partially offsetting the effect of the lower borrowing rate was higher average debt maintained to finance higher average inventory levels, higher average levels of customer accounts receivable, continued expansion of the Eddie Bauer retail division, expenditures relating to the new distribution facility and the purchase of New Hampton.

The effective tax rate for 1993 was 44.2% compared with 43.6% in 1992. This increase was primarily due to a change in the federal statutory corporate tax rate from 34% to 35% enacted in the third quarter of 1993 and retroactive to January 1, 1993. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," income tax expense for 1993 included a charge to cumulatively adjust taxes currently payable and deferred income taxes on the balance sheet to reflect the new tax rate.

1992 COMPARED WITH 1991

Net sales for the year ended December 31, 1992 increased $238,762, or 14%, to $1,972,283 from 1991's recession-related levels. Fourth quarter net sales of $814,153 (a 25% increase over 1991's fourth quarter net sales of $652,896) had a significant impact on the year's results. A 17% increase in comparable store sales at Eddie Bauer as well as the net addition of 28 Eddie Bauer stores contributed to the 26% increase in the Company's retail store sales of $705,171 in 1992. Catalog sales in 1992 increased $93,532, or 8%, compared with 1991.

Finance revenue decreased $9,480, or 5%, in 1992, reflecting lower average outstanding customer accounts receivable due to the sales of customer accounts receivable. As a result of these sales of customer accounts receivable, other revenue increased in 1992 by $10,533.

Gross profit margin on net sales for 1992 declined to 31.8% from 1991's 32.3%. This decrease was due to the effects of an aggressive pricing strategy aimed at gaining market share and providing value to the Company's customers, only partially offset by an improvement in fourth quarter gross profit margin, which improved to 36.5%, nearly two percentage points over the 1991 fourth quarter results. The fourth quarter increase reflected the strong sell-through of merchandise as well as lower markdowns taken in the Fall season of 1992 compared with 1991.

Selling, general and administrative expenses as a percent of total revenues decreased to 32.2% in 1992 from 34.4% in 1991. Contributing to this positive trend were the effect of the sales of customer accounts receivable, improvement in credit performance and stringent cost controls throughout the Company.

During 1991, the decision was made to close the retail division of Honeybee, Inc. and consolidate the Honeybee catalog operations with Spiegel. As part of this restructuring, a $10,800 charge was included in 1991's fourth quarter operating results. The Company continued to use the Honeybee name in its catalogs. In late 1992, it became apparent that Honeybee's merchandise performance did not support the trademarks and goodwill included in the balance sheet. Accordingly, a $14,467 nonrecurring charge reflecting the permanent impairment of these assets was included in the fourth quarter operating results for 1992.

Interest expense decreased 4% from 1991 due to the Company's lower average borrowing rate in 1992. This rate decrease was realized primarily through variable rate financing, which is principally comprised of commercial paper. Partially offsetting the lower borrowing rate were overall higher average borrowings required during the year. The increased borrowings were the result of continued growth of the Eddie Bauer retail division as well as overall higher inventory levels maintained to service greater sales demand.

The Company's effective tax rate decreased to 43.6% in 1992 from 45.0% in 1991 primarily due to the relative impact of the amortization of non-deductible goodwill as a percentage of earnings before taxes.

In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected to immediately recognize the accumulated postretirement benefit obligation. Accordingly, net earnings included a charge of $3,304, or $.03 per share, for the cumulative effect of this accounting change.

Also in 1992, the Company changed its method of determining inventory costs to a full absorption basis in order to more closely match revenues with expenses. Certain purchasing, warehousing and transportation costs which were previously expensed as incurred are now capitalized and expensed in the period in which the related inventory is sold. The cumulative effect of applying this change was a net earnings increase of $7,405, or $.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable. Customer accounts receivable sold were $330,000 and $380,000 at December 31, 1993 and December 31, 1992, respectively. In 1993, the Company issued 3,600,000 shares of Class A non-voting common stock. Proceeds from this transaction were $61,546.

Capital expenditures for 1993 and 1992 were $104,489 and $58,779, respectively. The higher level of capital expenditures in 1993 compared with 1992 was related to the new catalog distribution facility as well as the continued expansion and remodeling of Eddie Bauer stores. Through December 31, 1993, total expenditures relating to the new distribution facility were $94,716. The total cost of the facility including related equipment expenditures is estimated to be approximately $135,000, with equipment financing provided through an operating lease. The remainder of costs associated with the construction of the facility are expected to be paid in 1994.

As of December 31, 1993, total debt was $1,060,835, compared with $875,785 as of December 31, 1992. This higher level of debt was required primarily to finance higher average inventory levels, higher average customer accounts receivable owned, the purchase of New Hampton, the continued expansion of the Eddie Bauer retail division and expenditures related to the new catalog distribution facility.

Average customer accounts receivable levels were greater than the comparable 1992 levels due to increased sales and a reduction in customer accounts receivable sold. The reduction in customer accounts receivable sold was due to the termination in 1992 of two customer accounts receivable financing programs. In 1993, FCNB sold $32,756 of customer accounts receivable which arose from a discontinued MasterCard affinity program. Although the proceeds of the sale are reflected as a component of the Company's cash equivalents, under banking regulations these proceeds are primarily available only to meet FCNB's operating and cash requirements.

The Company believes that its cash on hand, together with cash flow anticipated to be generated from operations, borrowings under its existing credit facilities and other available sources of credit will be adequate to fund the Company's capital and operating requirements for the foreseeable future, including expenditures relating to the new catalog distribution facility and new store openings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

At December 31 ($000s omitted, except per share amounts)


                                                        1993           1992
                                                 ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $    47,389    $     3,604
  Receivables, net                                   998,525        816,545
  Inventories                                        438,869        410,801
  Prepaid expenses                                    59,845         50,360
  Deferred income taxes                               48,037         21,528
                                                 ------------   ------------
    Total current assets                           1,592,665      1,302,838
Property and equipment, net                          288,551        205,011
Intangibles, net                                     189,454        197,072
Other assets                                         139,921         80,292
                                                 ------------   ------------
                                                  $2,210,591     $1,785,213
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt           $    89,152     $  111,550
  Accounts payable                                   226,311        175,888
  Accrued liabilities:
    Salaries and wages                                32,255         24,016
    General taxes                                     97,764         88,972
    Closing of distribution facilities                38,480              -
    Other accrued liabilities                        103,724         77,003
    Income taxes                                      39,561         17,702
                                                 ------------   ------------
    Total current liabilities                        627,247        495,131

Long-term debt, excluding current maturities         971,683        764,235
Deferred income taxes                                 44,176         47,502
                                                 ------------   ------------
    Total liabilities                              1,643,106      1,306,868
Stockholders' equity:
  Class A non-voting common stock, $1.00 par
    value; authorized 16,000,000 shares;
    14,599,824 shares issued and outstanding
    at December 31, 1993; 12,000,000 shares
    issued and 10,863,004 outstanding
    at December 31,1992                               14,600         12,000
  Class B voting common stock, $1.00 par value;
    authorized 94,000,000 shares; 93,141,654
    shares issued and outstanding at
    December 31, 1993 and 1992                        93,142         93,142
  Additional paid-in capital                         209,029        154,333
  Retained earnings                                  250,714        223,906
  Less: Treasury stock, 1,136,996 Class A
    non-voting common shares, at
    December 31, 1992, at cost                             -         (5,036)
                                                 ------------   ------------
    Total stockholders' equity                       567,485        478,345
                                                 ------------   ------------
                                                  $2,210,591     $1,785,213
                                                 ============   ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31 ($000s omitted, except per share amounts)


                                                  1993        1992        1991
                                            ----------  ----------  ----------
NET SALES AND OTHER REVENUES
Net sales                                   $2,337,235  $1,972,283  $1,733,521
Finance revenue                                194,984     174,025     183,505
Other revenue                                   63,928      72,424      59,282
                                            ----------  ----------  ----------
                                             2,596,147   2,218,732   1,976,308
COST OF SALES AND OPERATING EXPENSES
Cost of sales, including buying and
  occupancy expenses                        1,536,642   1,344,711    1,174,459
Selling, general and
  administrative expenses                     860,917     714,132      680,642
Nonrecurring charge                            39,000      14,467       10,800
                                            ----------  ----------  ----------
                                            2,436,559   2,073,310    1,865,901

  Operating income                            159,588     145,422      110,407

Interest expense                               72,225      76,055       79,614
                                            ----------  ----------  ----------
  Earnings before income taxes and
    cumulative effect of accounting changes    87,363      69,367      30,793

Income taxes                                   38,658      30,244      13,872
                                            ----------  ----------  ----------
  Earnings before cumulative
  effect of accounting changes                 48,705      39,123      16,921

  Cumulative effect of accounting
    changes, net of income taxes of $3,171          -       4,101           -
                                            ----------  ----------  ----------
Net earnings                                  $48,705   $  43,224   $  16,921
                                            ==========  ==========  ==========

Net earnings per common share before
  cumulative effect of accounting changes     $  0.47   $    0.38   $    0.16

Cumulative effect of accounting changes             -        0.04           -
                                            ----------  ----------  ----------
Net earnings per common share                 $  0.47   $    0.42   $    0.16
                                            ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years ended December 31 ($000s omitted, except per share amounts)

                                                                                                 Treasury stock-
                                                Class A       Class B  Additional                        Class A
                                             non-voting        voting     paid-in     Retained        non-voting
                                    Total  common stock  common stock     capital     earnings            common
                               ----------- -------------  ------------ -----------  ------------ ----------------
Balances at
  December 31, 1990              $455,095       $12,000       $93,142    $154,236     $201,182           $(5,465)
Net earnings                       16,921                                               16,921
Cash dividends
  ($.18 per share)                (18,706)                                             (18,706)
Issuance of 54,100
  treasury shares                     288                                      49                            239
                               ----------- -------------  ------------ -----------  ------------ ----------------
Balances at
  December 31, 1991               453,598        12,000        93,142     154,285      199,397            (5,226)
Net earnings                       43,224                                               43,224
Cash dividends
  ($.18 per share)                (18,715)                                             (18,715)
Issuance of 42,804
  treasury shares                     238                                      48                            190
                               ----------- -------------  ------------ -----------  ------------ ----------------
Balances at
  December 31, 1992               478,345        12,000        93,142     154,333      223,906            (5,036)
Net earnings                       48,705                                               48,705
Cash dividends
  ($.20 per share)                (20,298)                                             (20,298)
Issuance of 3,627,600
  common shares                    61,705         3,628                    58,077
Issuance of 109,220
  treasury shares                     627                                     144                            483
Retirement of 1,027,776
  treasury shares                       -        (1,028)                   (3,525)                         4,553
Excess of additional pension
  liability over unrecognized
  prior service cost               (1,599)                                              (1,599)
                               ----------- -------------  ------------ -----------  ------------ ----------------
Balances at
  December 31, 1993              $567,485       $14,600       $93,142    $209,029     $250,714          $     -
                               =========== =============  ============ ===========  ============ ================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 ($000s omitted, except per share amounts)


                                                      1993        1992         1991
                                                ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                    $   48,705   $  43,224    $  16,921
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Cumulative effect of change
    in method of accounting for inventory costs          -     (13,130)           -
  Cumulative effect of adoption of SFAS No. 106
    for certain postretirement benefits                  -       5,858            -
  Write-down of property and
    equipment of certain
    distribution facilities                          6,500           -            -
  Depreciation and amortization
    of property and equipment                       34,336      30,889       28,429
  Amortization of intangibles                        9,115      24,105       10,241
  Change in assets and liabilities,
    net of effects of acquisition:
    Sale of customer accounts receivable            32,756     330,000       75,000
    Increase in receivables, net                  (209,800)   (252,085)     (46,988)
    (Increase) decrease in inventories, net          2,447     (90,667)      29,133
    (Increase) decrease in prepaid expenses         (1,272)       (701)       4,850
    Increase (decrease) in accounts payable         44,553      30,355      (18,120)
    Increase in accrued liabilities                 59,678      16,214       25,828
    Increase (decrease) in income taxes             (6,707)     14,706      (17,605)
                                                ----------- -----------  -----------
    Total adjustments                              (28,394)     95,544       90,768
                                                ----------- -----------  -----------
  Net cash provided by operating activities         20,311     138,768      107,689
                                                ----------- -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of New Hampton, net of cash acquired   (39,492)          -            -
Net additions to property and equipment           (104,489)    (58,779)     (52,282)
Net additions to other assets                      (59,629)    (55,644)      (4,556)
                                                ----------- -----------  -----------
  Net cash used in investing activities           (203,610)   (114,423)     (56,838)
                                                ----------- -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of debt                                 241,600      91,718       65,000
Payments of debt                                   (56,550)   (112,613)     (84,770)
Dividends paid                                     (20,298)    (18,715)     (18,706)
Issuance of common shares                           61,705           -            -
Issuance of treasury shares                            627         238          288
                                                ----------- -----------  -----------
  Net cash provided by (used in)
  financing activities                             227,084     (39,372)     (38,188)
                                                ----------- -----------  -----------
    Net change in cash and cash equivalents         43,785     (15,027)      12,663
Cash and cash equivalents at
  beginning of year                                  3,604      18,631        5,968
                                                ----------- -----------  -----------
Cash and cash equivalents at end of year          $ 47,389   $   3,604    $  18,631
Supplemental cash flow information
  Cash paid during the year for:
    Interest                                      $ 69,242   $  75,164    $  78,301
    Income taxes                                  $ 41,035   $  25,628    $  32,194


See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITY

During 1993, the Company incurred an additional pension obligation liability of $4,365 with corresponding charges to equity of $1,599 (net of taxes of $1,269) and intangibles of $1,497 related to the closing of certain existing catalog distribution facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($000s omitted, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly-owned subsidiaries (the Company). All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated in consolidation.

REVENUE RECOGNITION

Sales made under installment accounts represent a substantial portion of net sales. Finance revenue on customer installment accounts receivable is recorded as income when earned, using the effective yield method. The Company provides for returns at the time of sale based upon projected merchandise returns.

CASH EQUIVALENTS

Cash equivalents consist principally of highly liquid government securities with maturities ranging from three to nine months.

INVENTORIES

Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined primarily by the average cost method or the weighted average cost method. Cost of certain other inventories is determined by the first-in, first-out method.

CATALOG COSTS

Prepaid catalog costs are amortized over the expected lives of the catalogs, which are less than one year.

STORE PREOPENING COSTS

Preopening and start-up costs for new stores are charged to operations as incurred.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates range from 2% to 20% for buildings and improvements and 10% to 50% for furniture and equipment. Leasehold improvements are amortized over the lesser of the term of the lease or asset life.

INTANGIBLES

Intangible assets represent principally trademarks and the excess of cost over the fair market value of net assets of businesses purchased. The Company amortizes these intangibles in relation to the anticipated benefits to be derived from the businesses acquired, not to exceed 40 years. Total accumulated amortization of these intangibles was $47,212 and $38,804 at December 31, 1993 and 1992, respectively.

EMPLOYEE PENSION PLANS

Company policy is to, at a minimum, fund the pension plans to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). In 1992 the Company made additional contributions in order to fully fund the accumulated benefit obligation.

INCOME TAXES

The Company uses the liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is included in the consolidated federal income tax return of Spiegel, Inc.'s parent, Spiegel Holdings, Inc.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of both classes of common shares outstanding during the year.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified from amounts previously reported to conform with the 1993 presentation.


2. ACCOUNTING CHANGES

In 1993 the Company adopted SFAS No. 109 and applied its provisions retroactively to January 1, 1988. Since this accounting change had no impact on the Company's earnings for any year from 1988 through 1992, there is no cumulative effect related to the accounting change to report. The restatement for the change relates to the classification of certain deferred tax assets and liabilities as to current versus long-term from those amounts reported under SFAS No. 96.

In 1992, the Company refined its method of determining inventory costs to include capitalization of certain purchasing, warehousing, storage and transportation costs. Previously, these costs were charged to expense in the period incurred rather than in the period in which the related inventory was sold. The Company believes that this refinement provides a better measurement of operations by more closely matching revenues with expenses. The cumulative effect of applying this change in accounting on prior periods of $7,405 (net of income taxes of $5,725) is included in net earnings for 1992. For 1992, the effect of this change was to increase operating income by $3,334. Had the change been applied retroactively, the effect on 1991 operations would not have been material.

In 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the cumulative effect of the change in accounting for post-retirement benefits of $3,304 (net of income tax benefit of $2,554) which represents the accumulated postretirement benefit obligation existing at January 1, 1992. The impact of this change on 1992 operations was not material.

3. ACQUISITION

On August 27, 1993, the Company acquired substantially all of the assets of New Hampton, Inc. (New Hampton) through a bankruptcy proceeding for approximately $40,000 in cash. New Hampton is a specialty catalog company offering fashionable, moderately priced women's apparel. While the valuation of net assets acquired has not been completed, management believes the fair value of net assets acquired will exceed or approximate the purchase price. Accordingly, no goodwill has been recorded. The operating results of New Hampton subsequent to the acquisition date are included in the consolidated financial statements of the Company.

4. NONRECURRING CHARGES

The Company plans to relocate certain of its catalog distribution operations to a new facility in Groveport, Ohio, which will consolidate the majority of catalog distribution functions of Spiegel and Eddie Bauer. Included in operating results for the third quarter of 1993 is a $39,000 nonrecurring charge to effect the estimated costs for closure of certain of the Company's existing catalog distribution facilities. The third quarter charge to earnings consists of estimates for termination benefits, disposal of certain fixed assets and other related costs.

In 1991 the Company decided to restructure Honeybee's operations by consolidating its catalog operations with Spiegel's and by closing the Honeybee retail stores. Operating income was reduced by $10,800 in 1991 for this restructuring. The Company continued to use the Honeybee name in its catalogs; however, it became apparent late in 1992 that Honeybee's merchandise performance did not support the trademarks and goodwill included in the balance sheet. Accordingly, operating income was reduced in 1992 by $14,467 to reflect the permanent impairment of these assets.

5. RECEIVABLES

Receivables consist principally of proprietary credit card receivables generated in connection with the sale of the Company's merchandise. The Company's customer base is diverse, in terms of both geographic and demographic coverage. Due to the revolving nature of the credit card portfolio, management believes that the current carrying value of credit card receivables approximates fair value. The collectibility of the credit card portfolio is stable and the average interest rate collected on the receivables approximates the current market rates on new accounts.

Receivables at December 31, 1993 and 1992 consist of the following:


                                                      1993              1992
                                                -----------        -----------
Customer receivables serviced                   $1,403,618         $1,257,736
Customer receivables sold                         (330,000)          (380,000)
                                                -----------        -----------
Customer receivables owned                       1,073,618            877,736
Less allowance for returns                         (28,238)           (23,960)
Less allowance for doubtful accounts               (46,855)           (37,231)
                                                -----------        -----------
Receivables, net                                $  998,525          $ 816,545
                                                ===========        ===========


In 1993, First Consumers National Bank (a wholly-owned subsidiary of the Company) sold $32,756 of customer accounts receivable which arose from a discontinued MasterCard affinity program.

During 1992 and 1991, the Company transferred portions of its customer receivables to trusts which, in turn, sold certificates representing undivided interests in the trusts to investors. Certificates sold were $330,000 in 1992 and $75,000 in 1991. As a result of these transactions, other revenue increased by $10,533 in 1992. As of December 31, 1993, $330,000 of the certificates were outstanding. The bad debt reserve related to the net receivables sold has been reduced accordingly. In one of the transactions the Company acted as the cash collateral lender, providing $14,400 for the benefit of that trust. This amount is included in the Company's other assets. The Company owns the remaining undivided interest in the trusts not represented by the certificates and will continue to service all receivables for the trusts.

Cash flows generated from the receivables in the trusts are dedicated to payment of fixed rate interest on the certificates, reimbursement of accounts charged off in the trusts, and payment of servicing fees to the Company. Excess cash flows revert to the Company and are used to establish reserve funds that are available if cash flows from the receivables become insufficient to make such payments. Restricted cash accounts have been maintained for these reserve funds, none of which has been utilized as of December 31, 1993. The restricted cash of $35,000 and $21,125 at December 31, 1993 and 1992, respectively, was included in other assets.

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1993 and 1992 consist of the following:


                                                       1993               1992
                                                 -----------        -----------
Land                                              $  19,353          $  13,337
Buildings and improvements                           56,776             50,132
Equipment                                           137,781            119,056
Leasehold improvements                              117,364            107,617
                                                 -----------        -----------
                                                    331,274            290,142
Less accumulated depreciation and amortization     (116,068)         (100,833)
                                                 -----------        -----------
                                                    215,206            189,309
Construction in process                              73,345             15,702
                                                 -----------        -----------
Property and equipment, net                       $ 288,551          $ 205,011
                                                 ===========        ===========

7. LONG-TERM DEBT

The following is a summary of the Company's long-term debt at December 31, 1993 and 1992:


                                                        1993               1992
                                                  -----------        -----------
Notes payable:
  Commercial paper, supported by
    stand-by credit commitment                    $  290,000          $ 228,400
  Revolving credit                                         -             10,000
  Term loan agreements, 3.00% to 10.25%,
    due March 17, 1994
    through October 16, 2000                         592,085            513,635
Subordinated notes, 6.56% to 10.31%,
  due June 30, 1994
  through February 25, 2000                          118,750            118,750
Secured notes, 7.25% to 7.35%,
  due November 15, 2001 through November 15, 2005     60,000                  -
Industrial Development Revenue Bond, 9.0%,
 due December 15, 2003                                     -              5,000
                                                  -----------        -----------
  Total long-term debt                             1,060,835            875,785
Less current maturities of long-term debt            (89,152)          (111,550)
                                                  -----------        -----------
Long-term debt, excluding current maturities      $  971,683          $ 764,235
                                                  ===========        ===========


At December 31, 1993, outstanding commercial paper of $290,000 has been included in long-term debt, as the amount of the borrowings that will be outstanding throughout the period covered by the commitment is not expected to fall below this level or will be replaced with other long-term financing. This commercial paper program is supported by an irrevocable stand-by credit commitment of $450,000 with a group of 13 banks. The credit agreement expires in September 1996 and is subject to annual extension upon mutual agreement of the Company and banks. If the Company elects to borrow under certain provisions of the credit agreement, the loans would be payable on the expiration date of this agreement. Fees paid to the banks do not exceed 3/8 of 1% per year of outstanding borrowings and 1/4 of 1% of the total commitment. The effective annual interest rates were 4.2% in 1993 and 5.2% in 1992, including previously mentioned fees.

The Company also borrows funds under a stand-by letter of credit and revolving credit facility of $125,000 with a group of eight banks. The credit agreement expires in February 1996. Certain provisions of the credit agreement limit availability of these funds through a specified time period. This time period generally coincides with peak cash flows generated by operations of the Company. Fees paid to the banks are 3/8 of 1% per year based on the unused portion of the commitment and 3/4 of 1% per year on the average daily face amount of the outstanding stand-by letters of credit. Borrowings under this commitment were an average of $21,422 and a maximum of $66,000 during 1993 and were insignificant in 1992.

Included in notes payable is a $40,000 term loan with the same eight banks with amortizing payments through 1997. At December 31, 1993, $37,500 of this loan was outstanding. The agreement stipulates that interest is paid based on the London Interbank Offering Rate (LIBOR)plus a 1% margin. In January 1993, the Company entered into an interest rate swap agreement with a major financial institution that effectively fixes this rate at 6.92%. The notional amount of the swap agreement corresponds with that of the outstanding debt over the life of the term loan. The institution is expected to fully perform under the terms of the agreement, thereby mitigating the risk from this transaction.

The Company has available uncommitted money market lines aggregating $30,000. Usage under these lines averaged $6,000 during 1993 at various floating rates of interest.

The Company also has letter of credit facilities to support the purchase of inventories. The Company had letter of credit facilities of $155,000 and $90,000 at December 31, 1993 and 1992, respectively. Letter of credit commitments outstanding were $69,786 and $38,952 at December 31, 1993 and 1992, respectively.

The fair value of the Company's long-term debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, approximates the carrying value of such debt at December 31, 1993.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1993 are as follows: 1994, $89,152; 1995, $136,570; 1996, $380,421; 1997,
$91,792; and 1998 and thereafter, $362,900.

8. EMPLOYEE BENEFIT PLANS

The Company has established the following employee benefit plans to recognize the contributions made to successful operations by the Company's employees.

SAVINGS AND PROFIT SHARING PLANS

Eligible salaried and hourly employees may participate in these plans. As specified in these plans the Company's annual contributions are determined by applying a formula to earnings before income taxes. Employees may elect to contribute a maximum of 10% of their base salary, subject to special limitations imposed by the Internal Revenue Service. Expense under these plans was $9,001, $6,983 and $4,374 in 1993, 1992 and 1991, respectively.

THRIFT PLANS

The Company has thrift plans for its eligible salaried employees in which employees may elect to contribute up to 6% of their base salary, with the Company matching the contribution dollar for dollar up to the first 3%, and 50 cents for each dollar contributed up to the next 3%. The Company also has separate thrift plans for certain eligible hourly employees. Employees may elect to contribute up to 6% of their base salary with the Company contributing 25 cents for each dollar of employee contributions. Expense under these plans was $4,092, $3,840 and $3,125 in 1993, 1992 and 1991, respectively.

STOCK OPTION PLAN

The Spiegel, Inc. Semi-Monthly Salaried Employees Incentive Stock Option Plan provides for the issuance of options to purchase up to 1,600,000 shares of Class A non-voting common stock to certain salaried employees. Under the plan, participants are granted options to purchase shares of the specified stock at the fair market value at the date of grant. The options are exercisable at the rate of 20% per year.

A summary of the changes in the options outstanding is as follows:


                                            Shares       Amount  Average Price
                                        -----------   ---------- -------------
Outstanding at January 1, 1991           1,013,100      $ 6,859        $ 6.77
  Granted                                  175,000        1,149          6.56
  Exercised                                (54,100)        (289)         5.34
  Canceled                                 (44,300)        (400)         9.02
                                        -----------   ---------- -------------
Outstanding at December 31, 1991         1,089,700        7,319          6.72

  Granted                                  170,800        1,433          8.39
  Exercised                                (42,440)        (235)         5.54
  Canceled                                 (78,980)        (612)         7.75
                                        -----------   ---------- -------------
Outstanding at December 31, 1992         1,139,080        7,905          6.94

  Granted                                  206,500        4,595         22.25
  Exercised                               (136,820)        (786)         5.75
  Canceled                                 (18,120)        (157)         8.64
                                        -----------   ---------- -------------
Outstanding at December 31, 1993         1,190,640      $11,557        $ 9.71
                                        ===========   ========== =============
Exercisable at December 31, 1993           638,320      $ 4,304        $ 6.74
                                        ===========   ========== =============


Total stock options authorized but unissued at December 31, 1993 were 159,900.

PENSION PLANS

The Company also has defined benefit pension plans covering substantially all employees other than those eligible to participate in the savings and profit sharing plans and those hourly employees eligible to participate in the thrift plans. The unit credit actuarial cost method is used in developing the costs of the pension plans. A flat benefit formula is used to measure the pension benefit obligation. Due to the relocation of certain of its catalog distribution operations, the Company recognized a curtailment of a related hourly pension plan. The impact on net periodic pension cost for 1993 was a charge to operating income of $12,100, which is included in the $39,000 nonrecurring charge in the consolidated statements of earnings.

The net periodic pension cost for the years ended December 31, 1993, 1992 and 1991 is computed as follows:


                                             1993           1992         1991
                                         ---------       --------     --------
Service cost                             $    940        $   914      $   791
Interest cost                               3,562          3,492        3,480
Return on plan assets                      (7,448)        (4,267)      (5,601)
Net amortization and deferral              16,046          1,020        2,744
                                         ---------       --------     --------
Net periodic pension cost                $ 13,100        $ 1,159      $ 1,414
                                         =========       ========     ========

Weighted average assumptions used in accounting for obligations and assets were as follows:


                                                             1993         1992
                                                          --------     --------
Discount rate                                                7.5%         8.5%
Expected long-term rate of return on assets                  9.0%         9.0%



The following table sets forth the plans' funded status at December 31, 1993 and 1992:


                                                     1993                  1992
                                                 Union Non-Union       Union Non-Union
                                                  Plan      Plan        Plan      Plan
                                             --------- ---------    -------- ---------
Accumulated and projected benefit obligation:
  Vested                                     $ 48,296   $ 9,325     $32,399   $ 8,909
  Non-Vested                                    2,076       251       1,953       224
                                             --------- ---------    -------- ---------
Total                                          50,372     9,576      34,352     9,133
Market value of plan assets                    40,141    10,695      37,026    10,023
                                             --------- ---------    -------- ---------
Over (under) funded projected
  benefit obligation                          (10,231)    1,119       2,674       890
Unrecognized net transition liability           1,475     1,696       3,322     1,909
Unrecognized net (gain) loss from
  past experience different from
  that assumed and effects
  of changes in assumptions                     2,890      (462)      1,103      (312)
Additional liability required to recognize
  minimum liability                            (4,365)        -           -         -
                                             --------- ---------    -------- ---------
Prepaid (accrued) pension
  cost in the balance sheet                  $(10,231)  $ 2,353     $ 7,099   $ 2,487

                                             ========= =========    ======== =========

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to the benefits described above, the Company provides certain medical benefits for eligible retired employees until age 65.

The following table presents the accumulated postretirement benefit obligation at December 31, 1993 and 1992:


                                                             1993        1992
                                                           -------     -------
Retirees                                                   $1,474      $1,510
Fully eligible active plan participants                       955         847
Other active plan participants                              5,275       3,971
                                                           -------     -------
Total                                                       7,704       6,328
Unrecognized loss                                          (1,393)       (366)
                                                           -------     -------
Accrued postretirement benefit cost in the balance sheet   $6,311      $5,962
                                                           =======     =======


The net periodic postretirement benefit cost for the years ended December 31, 1993 and 1992 is computed as follows:


                                                             1993        1992
                                                          --------    --------
Service cost                                              $   352     $   352
Interest cost                                                 496         496
                                                          --------    --------
Net periodic postretirement benefit cost                  $   848     $   848
                                                          ========    ========


For measurement purposes, a 15% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1992, the year of adoption of SFAS No. 106. This rate was assumed to decrease 1% per year to 7% in 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $724 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1993 by $98.

The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.50% and 8.75% at December 31, 1993 and 1992, respectively.

9. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 1993, 1992 and 1991 are as follows:


                                                 1993        1992         1991
                                              --------    --------    --------
Current                                       $67,223     $27,408     $28,609
Deferred                                      (28,565)      2,836     (14,737)
                                              --------    --------    --------
                                              $38,658     $30,244     $13,872
                                              ========    ========    ========

The differences between the provision for income taxes at the statutory rate and the amounts shown in the consolidated statements of earnings for the years ended December 31, 1993, 1992 and 1991 are as follows:


                                    1993               1992              1991
                               Amount   Percent   Amount   Percent   Amount   Percent
                              --------  -------  --------  -------  --------  -------
Statutory rate                $30,577    35.0%   $23,585    34.0%   $10,470    34.0%
State income tax (net of
  federal income tax benefit)   5,851     6.7      5,064     7.3      2,257     7.2
Tax credits                         -       -          -       -       (720)   (2.3)
Amortization of
  non-deductible goodwill       1,970     2.2      1,595     2.3      1,865     6.1
Change in statutory rate          260     0.3          -       -          -       -
                              --------  -------  --------  -------  --------  -------
Effective tax rate            $38,658    44.2%   $30,244    43.6%   $13,872    45.0%
                              ========  =======  ========  =======  ========  =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1993 and 1992 are as follows:


                                                            1993         1992
                                                       ----------   ----------
Deferred tax assets:
  Allowance for doubtful accounts                       $ 16,224     $ 15,275
  Allowance for the gross profit
    on estimated future returns                           12,596        9,068
  Reserve for distribution facility and store closings    13,103          929
  Compensated absences accruals                            4,507        3,584
  Pension liability                                        2,485            -
  Deferred rent obligation                                 2,426        2,584
  Postretirement benefit obligation                        2,401        2,279
  Additional costs inventoried for
    tax purposes in excess of book amounts                 4,300        1,718
  Other                                                    3,439        1,142
                                                       ----------   ----------
Total deferred tax assets                                 61,481       36,579
                                                       ----------   ----------
Deferred tax liabilities:
  Property and equipment                                  42,036       43,366
  Prepaid and deferred expenses                            5,425        8,557
  Gain on sale of accounts receivable                      6,005        6,794
  Earned but unbilled finance charges                      3,193        3,055
  Other                                                      961          781
                                                       ----------   ----------
Total deferred tax liabilities                            57,620       62,553
                                                       ----------   ----------
Net deferred tax assets (liabilities)                   $  3,861     $(25,974)
                                                       ==========   ==========


10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms generally range from 10 to 25 years and many contain renewal options. Many of the retail store leases provide for minimum annual rentals plus additional rentals based upon percentage of sales, which range from 2.5% to 5%. Rental expense for all operating leases was $87,177 in 1993, $77,662 in 1992 and $62,363 in 1991.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1993:


                                                                  Amount
                                                                ---------
1994                                                            $ 79,355
1995                                                              74,369
1996                                                              71,272
1997                                                              66,898
1998 and thereafter                                             $394,825


LITIGATION

The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

11. STOCKHOLDERS' EQUITY

On October 11, 1993, the holders of a majority of Class B voting common stock of the Company adopted an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A non-voting common stock of the Company from 8,000,000 to 16,000,000 shares and Class B voting common stock from 47,000,000 to 94,000,000 shares.

On October 11, 1993, the Board of Directors declared a 100% stock dividend to stockholders of record on October 22, 1993, payable on November 2, 1993. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock of $6,000 for Class A non-voting and $46,571 for Class B voting common stock. All current and prior year common share and per share disclosures have been restated to reflect the stock dividend.

On October 22, 1993, the Board of Directors approved the retirement of the 1,027,776 shares of Class A non-voting common stock held in treasury with a carrying value of $4,553. Accordingly, common stock was reduced by $1,028 representing the par value of the shares and additional paid-in capital was reduced by $3,525 for the difference between the carrying value of the treasury shares and the par value.

On December 20, 1993, the Company issued an additional 3,600,000 shares of Class A non-voting common stock through a public offering. Accordingly, common stock was increased by $3,600 for the par value of the shares and additional paid-in capital was increased by $57,946 for the difference between the proceeds from the issuance and the par value.

12. SUBSEQUENT EVENT

On January 5, 1994 the Company issued 400,000 shares of Class A non-voting common stock. Accordingly, common stock will be increased by $400 representing the par value of the shares and additional paid-in capital will be increased by approximately $6,500 for the difference between the proceeds from the issuance and the par value.

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors of Spiegel, Inc.:

We have audited the accompanying consolidated balance sheets of Spiegel, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiegel, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993 retroactively to 1988. As a result, the previously issued 1991 and 1992 consolidated financial statements have been restated. Also discussed in note 2, in 1992 the Company changed its method of accounting for inventory to include capitalization of certain purchasing, warehousing, storage and transportation costs, and adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."


/s/ KPMG PEAT MARWICK

Chicago, Illinois
February 11, 1994

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarters ended ($000s omitted, except per share amounts)


1993                       March 31          June 30        Sept. 30           Dec. 31         Year End
- ----------------------- ------------     ------------    ------------      ------------     ------------
Net sales and
  other revenues         $  500,283       $  515,826      $  550,334        $1,029,704       $2,596,147
Operating income(1)          22,784           24,257          (6,933)          119,480          159,588
Net earnings             $    2,900       $    3,995      $  (14,038)           55,848       $   48,705
Net earnings per
  common share(2)        $      .03       $      .04      $     (.13)       $      .53       $      .47
Weighted average
  common shares
  outstanding(2)        104,018,576      104,044,812     104,056,992       104,587,533      104,178,208

MARKET PRICE DATA
    High(2)              $   12 5/8       $       13      $   23 3/8               23        $   23 3/8
    Low(2)                    7 3/4            8 3/8           9 3/4           16 5/8             7 3/4

1992
- -----------------------
Net sales and
  other revenues         $  426,077       $  465,954        $457,616        $ 869,085        $2,218,732
Operating income             20,814           19,996          21,309           83,303           145,422
Net earnings(3)          $    5,138       $      122      $    1,871        $  36,093        $   43,224
Net earnings
  per common share(2,3)  $      .05       $      .00      $      .02        $     .35        $      .42
Weighted average
  common shares
  outstanding(2)        103,964,452      103,970,394     103,978,574       103,982,716      103,974,070

MARKET PRICE DATA
    High(2)              $        9        $   7 3/4      $    7 3/4        $   8 3/4        $        9
    Low(2)                    5 7/8            5 1/2           5 3/8                5                 5



     (1). Operating income for 1993 included a $39,000 charge recorded in the third quarter to reflect the estimated impact of closing certain of the Company's existing catalog distribution facilities.

     (2). Net earnings per common share, weighted average common shares outstanding and market price high and low data for the first three quarters of 1993 and the year 1992 have been restated to reflect the two-for-one split in the Company's outstanding common stock effected by the 100% stock dividend declared and paid in 1993.

     (3). Net earnings and net earnings per common share for the first quarter of 1992 include income of $4,101, or $.04 per share, for the cumulative effect of accounting changes for postretirement health care benefits and inventory overhead capitalization.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following persons are the directors of the Company.

                                                                               Year
                                                                            Elected as
Name                          Age  Offices with Registrant or Other (4)      Director
- -----------------------      ------------------------------------------        ------
Dr. Michael Otto (1)          50   Chairman of the Board of Directors            1982
                                   and Chairman of the Board of Directors of
                                   Otto Versand (GmbH & Co) for at least the
                                   past five years.

John J. Shea (1)(3)           55   Vice Chairman of the Board of Directors,      1983
                                   President and Chief Executive Officer

Kenneth A. Bochenski          51   Senior Vice President - Operations and        1987
                                   Information Services

Thomas Bohlmann               48   Board of Directors and Director - Planning    1989
                                   and Control of Otto Versand (GmbH & Co)
                                   (1989); Managing Director of a subsidiary
                                   of Otto Versand (GmbH & Co)(1982)

Hans-Christoph Fischer        55   Board of Directors and Director -             1982
                                   Merchandise of Otto Versand (GmbH & Co)
                                   for at least the past five years.

Hans-Jorg Hammer              54   Board of Directors and Director -             1991
                                   Personnel of Otto Versand (GmbH & Co)(1991);
                                   Deputy Director - Personnel of Otto Versand
                                   (GmbH & Co)(1988)

Horst R. Hansen (2)(3)        59   Retired.  Prior to March 1994 was a member    1982
                                   of the Board of Directors and Director -
                                   Finance and Chief Financial Officer
                                   of Otto Versand Group

Karl-August Hopmann (2)       58   Retired.  Prior to March 1991 was a member    1982
                                   of the Board of Directors and Director -
                                   Personnel of Otto Versand (GmbH & Co)(1988)

Jay A. Lipe   (2)             63   Partner in the Chicago, Illinois law firm of  1987
                                   Rooks, Pitts and Poust, outside counsel to
                                   the Company (1964).  Rooks, Pitts and Poust
                                   has served as outside counsel to the Company
                                   since 1982.

David C. Moon                 51   Senior Vice President - Merchandise           1991

Dr. Peter Muller (1)          52   Board of Directors and Director -             1985
                                   Advertising and Marketing of Otto Versand
                                   (GmbH & Co) for at least the past five years.

Dr. Peer Witten               48   Board of Directors and Director -
                                   Operations of Otto Versand (GmbH & Co) for
                                   at least the past five years.                 1991


(1) Member of Board Committee (Executive Committee)
(2) Member of Audit Committee
(3) Member of Finance Committee
(4) The business experience during the last five years of directors who are executive officers of the Company is detailed along with the listing of executive officers that follows.


The terms of all the above-named directors expire on the date of the next annual meeting of the stockholders which is to be held in April, 1994.

Dr. Michael Otto was a member of the Board of Directors and Director - Merchandise of Otto Versand for ten years prior to March 1, 1981.

There is no family relationship between any of the directors.

Executive Officers

The following persons are the executive officers of the Company:


                                           Positions and Offices Held
                                   (all positions and offices are of the Company
Name                           Age            unless otherwise indicated)
- ----------------------        --------------------------------------------------


John J. Shea                  55   Vice Chairman (1989), President and Chief Executive
                                   Officer (1985) and Director (1983)

James W. Sievers              51   Chief Financial Officer (1994) and Vice President - Finance (1990);
                                   Senior Vice President - Finance and Operations and Director of
                                   Eddie Bauer (1988); Vice President of Finance of Eddie Bauer (1983)

Alton M. Withers*             67   Retired effective February 28, 1994.  Executive Vice President (1990),
                                   Chief Financial Officer (1987) and Director (1976)

Kenneth A. Bochenski          51   Senior Vice President - Operations and Information
                                   Services (1987) and Director (1987)

Harold S. Dahlstrand          49   Senior Vice President - Human Resources (1993);
                                   Vice President - Human Resources (1985)

David C. Moon                 51   Senior Vice President - Merchandise (1990); Vice
                                   President - Merchandise (1987) and Director (1991)

Joseph P. Bolduc              50   Vice President - Information Services (1992); Partner in Great Lakes
                                   Management Consulting Group of Ernst & Young (1991); Senior Vice President
                                   and Chief Information Officer of Hart Marx Specialty Stores, Inc. (1982)

James J. Broderick            40   Vice President - Merchandise (1993); Divisional Vice President -
                                   Merchandise (1992); General Merchandise Manager (1991); Merchandise Manager (1988)

Robert E. Conradi             50   Vice President - Merchandise (1987)

Davia L. Kimmey               40   Vice President - Advertising (1992); Vice President - Advertising and Marketing
                                   of Eddie Bauer (1990); Divisional Vice President - Advertising of Eddie Bauer (1988);
                                   Director of Advertising of Eddie Bauer (1987)
Stanley D. Leibowitz          42   Vice President Corporate Planning (1988); Senior Consultant of Strategic
                                   Management Associates, member of the Hay Group, Inc., (1983)

Alois J. Lohn                 59   Vice President - Manufacturing (1990); Vice President -
                                   Manufacturing of Jones New York (1989); Vice President -Manufacturing of Liz Claiborne, Inc.
                                   (1982)



Michael R. Moran              47   Vice President, Secretary and General Counsel (1988);
                                   Vice President - Administration (1983) and Assistant
                                   Secretary (1978 to 1988)

Georgia Shonk-Simmons**       42   Vice President - Merchandise (1993); Vice President - Merchandise and Corporate Fashion Director
                                   (1991); Vice President and Corporate Fashion Director (1989); Director of Product
                                   Development (1987)

Karl A. Steigerwald           47   Vice President - Marketing (1992); Vice President - Marketing and Information Services (1991);
                                   Vice President - Information Services (1987)

John R. Steele                41   Treasurer (1993); Corporate Finance Director of Deutsche Bank of Chicago (1992); Vice President
                                   and Group Manager of Deutsche Bank (1988)


* Alton M. Withers retired as an officer of the Company effective February 28, 1994. He has agreed to continue in an active role with the Company, performing executive assignments as requested by the President and Chief Executive Officer.

** Effective May 2, 1994 Georgia Shonk-Simmons will become Executive Vice President of New Hampton, Inc.


The terms of all the above-named officers expire on the date of the next annual meeting of the Board of Directors which is to be held in April, 1994.

There is no family relationship between any of the officers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued by the Company for the years ended December 31, 1993, 1992 and 1991 to or on behalf of each of the five most highly compensated key policy-making executive officers of the Company.


                                                         Stock
Name and                        Annual Compensation     Options      All Other
Principal                         Salary     Bonus      Granted   Compensation (1)
Position                 Year        ($)      ($)           (#)          ($)
- --------------------     ----   ---------   ---------   --------  ----------------
John J. Shea             1993    $550,000    $605,500    125,000     $143,218
  Vice Chairman,         1992     442,000     400,000     40,000      111,611
  President, Chief       1991     440,000     284,000     40,000
  Executive Officer
  and Director

Alton M. Withers         1993     240,000     452,750      5,000       63,877
  Executive Vice         1992     222,000     240,000     10,000       74,615
  President, Chief       1991     220,000     169,000     10,000
  Financial Officer
  and Director

Richard T. Fersch        1993     304,225     274,560      5,000       59,886
  President of Eddie     1992     272,000     130,800      4,000       44,729
  Bauer                  1991     192,000      28,400      6,000

Kenneth A. Bochenski     1993     200,000     239,600      5,000       48,776
  Senior Vice            1992     177,000     160,000      6,000       39,463
  President -            1991     175,000     117,000     10,000
  Operations and
  Information Services
  and Director

David C. Moon            1993     220,000     183,000      5,000       64,923
  Senior Vice            1992     202,000     120,000      6,000       54,438
  President -            1991     200,000     103,000     10,000
  Merchandise and
  Director



(1) The following tables summarize all other compensation for the years ended December 31, 1993 and 1992:



                                                        Employer
                                                Profit     Life
                         Supplemental          Sharing  Insurance  Employer
                          Retirement    Car    Contrib-  Premiums   401(k)
              Name         Benefits  Allowance  ution      Paid    Matching  Total
     -------------------- ---------- --------- -------- --------- ------- ----------
1993 John J. Shea          $43,142   $33,225   $12,928  $47,177   $6,746   $143,218
     Alton M. Withers        7,221    16,856    12,928   20,126    6,746     63,877
     Richard T. Fersch      24,810    17,294    11,036        -    6,746     59,886
     Kenneth A. Bochenski    3,765    15,694    12,503   10,068    6,746     48,776
     David C. Moon           5,685    17,411    13,018   22,063    6,746     64,923

1992 John J. Shea          $39,581   $29,082   $13,396  $23,343   $6,209   $111,611
     Alton M. Withers        5,297    14,710    12,995   35,404    6,209     74,615
     Richard T. Fersch      14,772     8,348    15,063        -    6,546     44,729
     Kenneth A. Bochenski    2,270    13,733    10,361    6,890    6,209     39,463
     David C. Moon           3,952    14,347    11,824   18,106    6,209     54,438


OPTION GRANTS TABLE

The following table sets forth grants of stock options to the named executive officers during the year ended December 31, 1993 and the potential realizable value of the grants assuming that the market price of the underlying stock appreciates in value from the date of grant to the end of the option term at the stipulated annual rates of 5% and 10%:




                    Number
                      of                                          Potential Realizable
                  Securities   Percent of                            Value at Assumed
                    Under-   Total Options                         Annual Rates of Stock
                    lying     Granted to                            Price Appreciation
                    Options    Employees    Exercise Expiration         for Option
Name                Granted    in 1993        Price     Date        5% ($)     10% ($)
- ------------------- --------   --------    --------- ----------   ----------  ----------
John J. Shea        125,000        61%      $ 22.25   12/31/03    $1,749,113  $4,432,596

Alton M. Withers      5,000         2%        22.25   12/31/03        69,965     177,304

Richard T. Fersch     5,000         2%        22.25   12/31/03        69,965     177,304

Kenneth A. Bochenski  5,000         2%        22.25   12/31/03        69,965     177,304

David C. Moon         5,000         2%        22.25   12/31/03        69,965     177,304



The stock options granted become exercisable at the rate of 20% per year from the date of the grant.


AGGREGATED OPTION EXERCISES IN 1993 AND DECEMBER 31, 1993 OPTION VALUES

The following table sets forth shares acquired on exercise and stock option values at December 31, 1993:



                                           Number of Securities      Value of Unexercised
                     Shares               Underlying Unexercised     In-the-Money Options
                    Acquired                     Options at                  at
                       On      Value        December 31, 1993          December 31, 1993
Name                Exercise  Realized  Exercisable  Unexercisable  Exercisable Unexercisable
- ------------------- --------  --------  -----------  -------------  ----------- -------------
John J. Shea          32,000  $433,960      171,000        215,000   $2,681,600    $1,368,250

Alton M. Withers           -         -       67,000         30,000    1,086,415       373,375

Richard T. Fersch      3,600    41,100        9,600         15,800      129,350       161,575

Kenneth A. Bochenski   3,500    48,895       42,700         21,800      691,645       252,625

David C. Moon              -         -       34,000         21,000      553,320       242,625



COMPENSATION OF DIRECTORS

The Company pays an annual fee of $10,000 to its independent directors and reimburses any reasonable out-of-pocket expenses incurred by all directors in attending meetings.

EMPLOYMENT AGREEMENT

The Company has an employment agreement with John J. Shea, President and Chief Executive Officer of the Company, the term of which extends through December 31, 1994. The annual base salary under this agreement is $550,000. The agreement entitles Mr. Shea to receive an annual bonus based on a sliding-scale percentage of the Company's consolidated net income before taxes. Mr. Shea is also eligible to receive certain other benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board Committee, which determines executive officer compensation, consists of Dr. Michael Otto, Dr. Peter Muller and John J. Shea. Mr. Shea also serves as President and Chief Executive Officer of the Company.

EMPLOYEE BENEFITS

              STOCK OPTION PLAN.

              The Spiegel, Inc. Semi-Monthly Salaried Employees Incentive Stock Option Plan is administered by a Stock Option Committee consisting of three members of the Company's Board of Directors who are not semi-monthly salaried employees of the Company or its participating subsidiaries and who are appointed to the Committee from time to time. Certain salaried employees of Spiegel and its subsidiaries are eligible to participate in the plan. Options are granted to those eligible employees as the Stock Option Committee shall select from time to time. The Stock Option Committee also has authority to determine the number of shares and terms consistent with the Plan with respect to each option. Options granted under the plan relate to the Class A Non-Voting Common Stock of the Company. The maximum number of shares which may be issued under options granted is 1,600,000 shares. The participants' options become exercisable at the rate of 20% per year. The options expire ten years after the date of grant of options. The option price upon exercise of the option is the fair market value of the shares on the date of grant of the option. Options granted under the plan are not transferable or assignable other than by will or by the laws of descent and distribution.

              The average per share price of stock options granted during the year was $22.25. Net cash realized with respect to the exercise of options during the year was approximately $786,000.

              SPIEGEL, INC., SAVINGS AND PROFIT SHARING PLAN.

              The Company maintains a savings and profit sharing plan covering its salaried and hourly executives and those of the participating subsidiaries. Participation commences on January 1 or July 1 after becoming an eligible employee. The Company and participating subsidiaries contribute annually to the plan 9% of the first $20 million of consolidated earnings before income taxes, plus 5.25% of consolidated earnings before income taxes in excess of $20 million plus any other amounts the Company's Board of Directors may determine. A minimum total annual contribution of $575,000 will be made, but in no event will the total contribution exceed the maximum amount deductible for Federal income tax purposes. Company contributions and forfeitures are allocated among eligible participants in proportion to considered compensation. A participant can make nondeductible voluntary contributions to the plan of up to 10% of his considered compensation while a participant, subject to special limitations imposed by the Internal Revenue Code thereon.

All contributions are held in a trust for the benefit of plan participants. A participant receives the full amount in his account under the plan (including investment earnings) on termination of employment by reason of retirement (as defined by the plan document) or permanent disability. Upon death, the full value of the participant's account is distributable to his beneficiary. On any other termination of employment, a participant is always 100% vested in the portion of his account attributable to his voluntary contributions and is vested in the Company's contribution and earnings thereon at a rate based on years of service, with full vesting after a maximum of seven years. Participants who suffer financial hardship can withdraw their voluntary contributions from the plan.

SPIEGEL, INC., EMPLOYEES THRIFT PLAN.

The Company has a thrift plan covering its salaried and hourly executives and those of its adopting affiliates. Eligible employees may participate as of January 1 or July 1 following the completion of one year of service by electing to contribute between 1% and 6% of their base compensation to the plan.
Employee contributions are made on a pretax basis under Section 401(k) of the Internal Revenue Code. The Company matches salaried employee contributions dollar for dollar up to the first 3% of base compensation and 50 cents for each dollar contributed up to the next 3%. The Company matches hourly employee contributions 25 cents for each dollar contributed up to 6% of base compensation. The Company's matching contributions, however, may not exceed the amount deductible under the Internal Revenue Code.

All contributions and investments are held in a trust for the benefit of plan participants. Employees with three years of service prior to January 1, 1988, are 100% vested in the entire amounts held for them under the plan. All other employees who participate in the plan after one year of service are 100% vested in their pre-tax contributions and earnings thereon but become vested in the Company's matching contribution and earnings thereon at a rate based on years of service, with full vesting after a maximum of seven years. Participants who suffer a financial hardship may withdraw amounts from the plan while still employed. All participants receive the full value of their accounts under the plan upon retirement or permanent disability and the vested portion of their accounts on other termination of employment. The full value of a deceased participant's account is distributable to his beneficiaries. Distributions are usually made in a lump sum.

SPIEGEL, INC., SUPPLEMENTAL RETIREMENT BENEFIT PLAN.

The Company maintains a funded supplemental retirement plan for the benefit of its employees and those of its participating subsidiaries covered by the profit sharing and thrift plans described above (the "profit sharing and thrift plans") whose benefits under the profit sharing and thrift plans are reduced by application of Sections 415, 401(k) and 401(a)(17) of the Internal Revenue Code. If a participant's annual additions under the profit sharing and thrift plans are reduced by reason of special limitations of the Internal Revenue Code, the Company will make an annual contribution to the trust in the amount of the reduction. Supplemental benefits under the supplemental retirement plan are payable in cash at the same time and in the same manner as the participant's employer account under the profit sharing and thrift plans except no payments are made prior to death, retirement or other termination of employment.

SPLIT DOLLAR LIFE INSURANCE PROGRAM.

The Company maintains a split dollar life insurance program covering certain executives of the Company. A covered employee may apply for an individual life insurance policy on his life in a face amount up to three times his base salary. The employee pays a portion of the annual premium equal to the after tax cost of an equivalent amount of term life insurance. The balance of the premium due (if any) is paid by the Company. The Company owns a part of the cash value equal to its payments and is beneficiary for that amount. The employee names his own beneficiary and collaterally assigns the policy to the Company to the extent of the Company's payments. Cash value and dividends accumulate tax-free and all amounts in excess of the Company's payments belong to the employee. The Company premium payments will last only seven years. Future employee contributions will reduce the amounts advanced by the Company's premium payments. The Company may withdraw cash at the earlier of the employee's retirement, termination of employment or the time at which the policy dividends will pay the premium after the withdrawal. At termination of employment or retirement, the Company may withdraw its cash value and the employee may either surrender the policy for his portion of the cash value, receive an income from the insurance company in lieu of cash, or continue the policy in force. On the death of the employee, the Company receives any amounts due it with the balance of the proceeds payable as directed by the employee.

EXECUTIVE BONUS AND INCENTIVE PLANS.

The Company maintains various bonus plans for certain of its executives, designed to reward performance. The Company's annual payment of bonuses is based upon the attainment of pre-determined operating and financial objectives. For 1993, approximately $9,894,000 was paid under these bonus plans.

Certain executives are also eligible for a long-term incentive bonus based on the Company's performance in 1995. In order for a bonus to be paid, Spiegel must achieve a pre-determined pre-tax profit in 1995. The formula for payout will be similar to those used for the normal yearly performance based bonuses.

EDDIE BAUER SAVINGS AND PROFIT SHARING PLAN.

Eddie Bauer maintains a savings and profit sharing plan covering its salaried and hourly executives. Participation commences on the January 1 or July 1 after becoming an eligible employee. Eddie Bauer contributes annually to the plan 5.5% of the consolidated earnings of Eddie Bauer before income taxes. A minimum total annual contribution of $1,100,000 will be made, but in no event will the total contribution exceed the maximum amount deductible for Federal income tax purposes. Company contributions and forfeitures are allocated among participants in proportion to considered compensation. A participant may make nondeductible voluntary contributions to the plan of up to 10% of their considered compensation while a participant, subject to special limitations imposed by the Internal Revenue Code thereon. Contributions are held in a trust for the benefit of plan participants. A participant receives the full amount in their account under the plan (including investment earnings) on termination of employment by reason of retirement (as defined in the Plan document) or permanent disability. Upon death, the full value of the participant's account is distributable to their beneficiary. On any other termination of employment, a participant is 100% vested at all times in the portion of their account attributable to voluntary contributions and in the balance of their account at a rate based on years of service, with full vesting after seven years. Participants who suffer financial hardship may withdraw their voluntary contributions from the plan.

EDDIE BAUER EMPLOYEES' THRIFT PLAN.

Eddie Bauer has a thrift plan covering its salaried and hourly employees. Eligible employees may participate as of the January 1 or July 1 following the completion of one year of service. Participating employees may elect to contribute from 1% to 6% of their base compensation to the plan. Employee contributions are made on a pre-tax basis under Section 401 (k) of the Internal Revenue Code. The company matches salaried employee contributions dollar for dollar up to the first 3% of base compensation and 50 cents for each dollar contributed up to the next 3%. The company matches hourly employee contributions 25 cents for each dollar contributed up to 6% of base compensation. The company's matching contributions, however, may not exceed the amount deductible under the Internal Revenue Code.

Contributions are held in a trust for the benefit of plan participants. A participant receives the full amount in this account under the plan (including investment earnings) on termination of employment by reason of retirement (as defined in the Plan document) or disability. Upon death, the full value of the participant's account is distributable to their beneficiary. On any other termination of employment, a participant is 100% vested at all times in the portion of his account attributable to pre-tax contributions and any earnings thereon, and is vested in the company's matching contributions and earnings thereon at a rate based on years of service with full vesting after a maximum of seven years. Participants suffering certain financial hardships may request in-service withdrawal of any vested amounts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Spiegel Holdings, Inc. (SHI) holds 97.5% of the Company's Class B Voting Common Stock. The following table sets forth certain information with respect to the number of shares of Class B Voting Common Stock owned by SHI, which is the only stockholder beneficially owning more than 5% of the Class B Voting Common Stock. SHI is a holding company whose principal asset is stock of the Company. The total number of holders of the Company's Class B voting Common Stock as of March 18, 1994, was seven.


                                                                                     Percentage of
                                                                                      Outstanding
                                          Number of             Title of             Class B Voting
Name and Address                          Shares(1)              Class                Common Stock
- -------------------------                 -----------           ---------           ---------------

Spiegel Holdings, Inc.(2)...................90,814,538          Class B                   97.5%
The Corporation                                                 Voting
  Trust Center                                                  Common
1209 Orange Street                                              Stock
Wilmington, DE 19801



(1) The shares are owned of record and beneficially, with sole investment and voting power. However, see note (2) below.


(2) In excess of 50% of the common stock of SHI is beneficially owned by Dr. Michael Otto who controls the manner in which SHI votes its Class B Voting Common Stock of the Company in all matters, including the election of directors. Under rules and regulations promulgated by the Securities and Exchange Commission, Dr. Otto may be deemed to beneficially own all the shares of the Company owned by SHI. Dr. Otto is a director of the Company. No officers or other directors of the Company are stockholders of record or beneficial stockholders thereof.


B.  SECURITY OWNERSHIP OF MANAGEMENT

As of March 18, 1994, certain members of the Company's Board of Directors, and the directors and officers of the Company as a group, owned shares of the Company's Class A Non-Voting Common Stock as indicated in the following table:

As shown in Column II, in the case of Company officers, portions of the shares indicated as beneficially owned are actually shares attributable to unexercised and unexpired options for Class A Common Stock granted by the Company to such officers, which are exercisable as of, or first become exercisable within 60 days after, March 18, 1994.


                                 Amount and
                Name of          Nature of
 Title        Beneficial         Beneficial       Acquirable        Percent
of Class        Owner           Ownership (2)  Within 60 Days   of Class (2)
- --------   -------------------- -------------  --------------   ------------
                                    (I)              (II)            (III)
Class A    Kenneth A. Bochenski    75,000 (1)       42,700            *

Class A    Hans-Christoph Fischer  30,000                -            *

Class A    Karl-August Hopmann     15,000                -            *

Class A    Jay A. Lipe              2,000                -            *

Class A    David C. Moon           38,000           34,000            *

Class A    Dr. Peter Muller        10,000                -            *

Class A    John J. Shea           257,000          171,000          1.7%

Class A    All directors and
           officers as a group
           (25 persons)           896,020          432,320          6.0%


(1)  Includes 600 shares held for member of his immediate family.
(2) Includes shares which may be acquired within 60 days under the Company's Stock Option Plan.

*    Less than 1%.


ITEM 13.  CERTAIN TRANSACTIONS

Since its acquisition of the Company in 1982, and following the transfer of its interest therein to its partners and designees in April 1984, Otto Versand and the Company have entered into certain agreements seeking to benefit both parties by providing for the sharing of expertise in the field of catalog marketing.
The following is a summary of such agreements and certain other transactions.

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand and Turkey. Otto Versand International (GmbH) is a wholly-owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $4,126,000 in 1993, $3,012,000 in 1992 and $2,143,000 in 1991. The arrangements are indefinite in term but may generally be canceled by either party upon one year's written notice.

The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise by catalog and in retail stores in the U.S.A. Otto Versand owns a 50% interest in Together, Ltd. Commission expenses incurred on this account were $7,417,000, $6,007,000 and $5,609,000 in 1993, 1992, and 1991, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

In September 1993, the Company announced an agreement with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) to form a joint venture and enter into license agreements to sell Eddie Bauer products through retail stores and catalogs in Japan. The joint venture and license agreements were executed in 1994. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party.

In addition, during 1993 Eddie Bauer entered into a limited test marketing program with Sport Scheck GmbH (a subsidiary of Otto Versand) for the sale of Eddie Bauer products in Germany and Switzerland through Sport-Scheck catalogs. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. During 1993 Eddie Bauer received approximately $17,000 in royalty income from Sport-Scheck.

In 1993 Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd., (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia and contacts suppliers, inspects goods and handles shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. No purchases have been made under this agreement through December 31, 1993.

In March 1994, New Hampton issued 113 shares of non-voting preferred stock to nine directors and 11 other executive officers of the Company and nine executive officers and directors of New Hampton and Otto Versand for $40,000 per share. The redemption price of the preferred stock prior to December 31, 1997 is the original purchase price of $40,000 per share. Each participant was eligible to purchase up to four shares. Subsequent to December 31, 1997, the redemption price is fair market value. All shares of New Hampton non-voting preferred stock must be redeemed by December 31, 1999.

The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

Jay A. Lipe, a director of the Company, is a partner in the firm of Rooks, Pitts and Poust, which has provided legal services to the Company since 1982. Rooks, Pitts and Poust is outside counsel to the Company. Rooks, Pitts and Poust also provides legal services to SHI.

A brother-in-law of Mr. Lipe, Mr. Mark Glazier, is part owner of Circa Corporation of America which, through its sales agent in New York City, on a job order basis, sold approximately $848,000 of apparel to the Company in 1993.

                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



                                                                                 Page
                                                                                 ----

A.            1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets                                       16
                  Consolidated Statements of Earnings                               17
                  Consolidated Statements of Stockholders' Equity                   18
                  Consolidated Statements of Cash Flows                             19
                  Notes to Consolidated Financial Statements                     20-29
                  Report of Independent Auditors Relating to Financial
                    Statements and Notes Thereto                                    30
                  Selected Quarterly Financial Data                                 31


              2.  FINANCIAL STATEMENT SCHEDULES

                  Report of Independent Auditors Relating to Financial
                    Statement Schedules                                             46
                  Schedule VIII--Valuation and Qualifying Accounts                  47
                  Schedule X--Supplementary Income Statement Information            48

                  Schedules not listed above are omitted because of absence of conditions under which they are required or because the required information is included in the financial statements submitted.



              3.  EXHIBITS

              Exhibit
              Number    Description of Exhibit
              ------    ------------------------------------------------------

               3(a)     Restated Certificate of Incorporation of the Registrant
                        (i)

               3(b)     By-Laws of the Registrant (i)

               4        Revised Specimen Stock Certificate (ii)

               10(a)    Spiegel, Inc., Semi-Monthly Salaried Employees
                        Incentive Stock Option Plan (File No. 33-15936) and post-effective Amendment No. 1 thereto, and the Company's registration statements on Form S-8 and post-effective amendments thereto (File No. 33-19663, 33-
                        32385, 33-38478, 33-44780, 33-56200 and 33-51755) (iii)

               10(b)    Spiegel, Inc., Supplemental Retirement Benefit Plan
                        (iv)

               13       1993 Annual Report to stockholders.

               21       List of subsidiaries of the Registrant

               23       Consent of Independent Auditors

               24       Powers of Attorney (iv)


(i) Filed as an Exhibit to or part of the Company's Registration Statement on Form S-3 (File No. 33-50739) and hereby incorporated by reference herein.

(ii)  Filed as an Exhibit to the 1988 10-K.

(iii) Filed as an Exhibit to or part of the Company's Registration Statement on Form S-8 (File No. 33-19663, 33-32385, 33-38478, 33-44780, 33-56200 and
      33-51755) and hereby incorporated by reference herein.

(iv) Filed as an Exhibit to or part of the Company's Registration Statements on Form S-1 (File No. 33-15936) and hereby incorporated by reference herein.

B.   REPORTS ON FORM 8-K

     None.


                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES


The Board of Directors and Stockholders
Spiegel, Inc.:


Under date of February 11, 1994, we reported on the consolidated balance sheets of Spiegel, Inc., and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, which are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Part IV, Item 14 (A)
(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                                       /S/ KPMG PEAT MARWICK


Chicago, Illinois
February 11, 1994

                                                                 Schedule VIII




                         SPIEGEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 ($000s omitted)



                                                   Year Ended December 31,

                                               1993         1992          1991
                                          -----------  ------------  -----------
ACCOUNTS RECEIVABLE VALUATION ACCOUNTS:


Allowance for doubtful accounts

Balance at beginning of year               $ 37,231     $ 50,776     $ 52,230

  Charged to earnings                        69,160       48,802       64,252

  Reduction for receivables sold             (1,609)      (4,294)      (3,975)

  Other (1)                                     695            _            _

  Accounts written off, net of
    recoveries                              (58,622)     (58,053)     (61,731)
                                         -----------  ------------  -----------
  Balance at end of year                   $ 46,855     $ 37,231     $ 50,776
                                         ===========  ============  ===========


ALLOWANCE FOR RETURNS:

Balance at beginning of year               $ 23,960     $ 21,936    $  29,961

  Charged to earnings                       259,111      242,745      238,103

  Amounts written off                      (254,833)    (240,721)    (246,128)
                                         -----------  ------------  -----------
  Balance at end of year                   $ 28,238     $ 23,960    $  21,936
                                         ===========  ============  ===========


(1) Other represents the beginning balance of New Hampton which was acquired in 1993.


                                                                    Schedule X


                         SPIEGEL, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 ($000s omitted)


                                                  Year Ended December 31,


                                              1993        1992        1991
                                          ----------   ----------  ---------

Advertising (excluding
  catalog costs                              $48,150     $36,851   $34,146


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spiegel, Inc., has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1994.
                                      SPIEGEL, INC.



                                      By:   /S/ JOHN J. SHEA
                                            John J. Shea, President and
                                              Chief Executive Officer
                                       (Principal Operating Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc., and in the capacities indicated on March 29, 1994.

         SIGNATURE                             TITLE
- --------------------------          --------------------------------------------


/S/ JOHN J. SHEA                      Vice Chairman, President, Chief Executive
John J. Shea                          Officer and Director (Principal Operating
                                      Executive Officer)


/S/ JAMES W. SIEVERS                  Chief Financial Officer and Vice
James W. Sievers                      President-Finance (Principal Financial and
                                      Accounting Officer)


/S/ KENNETH A. BOCHENSKI              Director
Kenneth A. Bochenski



/S/ JAY A. LIPE                       Director
Jay A. Lipe



/S/ DAVID C. MOON                     Director
David C. Moon



/S/ THOMAS BOHLMANN                   Director
Thomas Bohlmann



/S/ HORST R. HANSEN                   Director
Horst R. Hansen



/S/ DR. PETER MULLER                  Director
Dr. Peter Muller