Form 10-Q
period 1994-03-31
SPIEGEL INC
filed 1994-05-13
CIK 276641

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                                UNITED STATES
                                SECURITIES AND EXCHANGE COMMMISSION
                                Washington, D.C. 20549
                                FORM 10-Q
(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1994
                                    or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from .............  to ...............

Commission file number   0-16126

                                SPIEGEL, INC.
              (Exact name of registrant as specified in its charter)

             Delaware                               36-2593917
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)

  3500 Lacey Road, Downers Grove, Illinois          60515-5432
  (Address of principal executive offices)          (Zip Code)

                                708-986-8800
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X] No [   ]

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1994 are as follows:

  Class A non-voting common stock, $1.00 par value
       15,049,644 shares

  Class B voting common stock, $1.00 par value
       93,141,654 shares.
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                     SPIEGEL, INC. AND SUBSIDIARIES

Due to the seasonality of the registrant's business, the results for the three month periods are not necessarily indicative of the results for the year.
The financial statements have been prepared from the books and records of the registrant. They reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K, which includes financial statements for the year ended December 31, 1993.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, March 31, 1994 and December 31, 1993

Consolidated Statements of Earnings,
     Three Months Ended March 31, 1994 and 1993

Consolidated Statements of Cash Flows,
     Three Months Ended March 31, 1994 and 1993

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)

                         March 31, 1994 and December 31, 1993

                                                    (unaudited)
                                                     March 31,    December 31,
                                                          1994            1993
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash                                             $    53,582    $    47,389
   Receivables, net                                     950,466        998,525
   Inventories, net                                     446,284        438,869
   Prepaid expenses:
     Catalog advertising                                 50,657         45,509
     Other                                               22,228         14,336
   Deferred income tax benefit                           48,010         48,037
                                                    ------------   ------------
     Total current assets                             1,571,227      1,592,665

   Property and equipment, net                          295,218        288,551
   Intangibles, net                                     188,605        189,454
   Other assets                                         150,525        139,921
                                                    ------------   ------------
                                                    $ 2,205,575    $ 2,210,591
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Short-term debt,including current maturities     $   119,153    $    89,152
   Accounts payable                                     158,267        226,311
   Accrued liabilities:
     Salaries and wages                                  21,739         32,255
     General taxes                                       90,429         97,764
     Other accrued liabilities                          122,302        142,204
   Income taxes                                           2,845         39,561
                                                    ------------   ------------
     Total current liabilities                          514,735        627,247

 Long-term debt, excluding current maturities         1,076,266        971,683
 Deferred income taxes                                   44,222         44,176
                                                    ------------   ------------
     Total liabilities                                1,635,223      1,643,106

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 15,048,444 shares
    at March 31, 1994 and 14,599,824 at
    December 31, 1993                                    15,048         14,600
   Class B voting common stock,
    $1.00 par value; authorized 94,000,000
    shares; issued 93,141,654 shares
    at March 31, 1994 and December 31, 1993              93,142         93,142
   Additional paid-in capital                           215,722        209,029
   Retained earnings                                    246,440        250,714
                                                    ------------   ------------
 Total stockholders' equity                             570,352        567,485
                                                    ------------   ------------
                                                    $ 2,205,575    $ 2,210,591
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Statements of Earnings

                         ($000s omitted, except per share amounts)

                         Three Months Ended March 31, 1994 and 1993
                         (unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                     1994         1993
                                                  -----------  -----------
Net sales and other revenues:
 Net sales                                        $  548,723   $  439,007
 Finance revenue                                      58,232       47,701
 Other revenue                                        15,179       13,575
                                                  -----------  -----------
                                                     622,134      500,283
 Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                368,613      306,179
  Selling, general and administrative
   expenses                                          224,171      171,320
                                                  -----------  -----------
                                                     592,784      477,499
                                                  -----------  -----------
Operating income                                      29,350       22,784

Interest expense                                      17,706       17,687
                                                  -----------  -----------

Earnings before income taxes                          11,644        5,097

Income taxes                                           5,100        2,197
                                                  -----------  -----------

Net earnings                                      $    6,544   $    2,900
                                                  -----------  -----------
                                                  -----------  -----------

Net earnings per common share                     $     0.06   $     0.03
                                                  -----------  -----------
                                                  -----------  -----------
Weighted average number of common
 shares outstanding                               108,152,215  104,018,576
                                                  -----------  -----------
                                                  -----------  -----------


See accompanying notes to consolidated financial statements.
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Statements of Cash Flows

                         ($000s omitted)

                         Three Months Ended March 31, 1994 and 1993
                         (unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                           1994           1993
                                                      ------------    ------------

Net cash provided by (used in) operating activities   $   (98,724)   $    (62,996)
                                                      ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                  (15,386)        (15,591)
 Net additions to other assets                            (10,604)         (6,943)
                                                      ------------    ------------
  Net cash used in investing activities                   (25,990)        (22,534)
                                                      ------------    ------------

Cash flows from financing activities:
 Borrowings of debt                                       158,500          96,750
 Payments of debt                                         (23,916)         (1,416)
 Dividends paid                                           (10,818)        (11,443)
 Issuance of common stock                                   6,894               0
 Exercise of stock options                                    247             175
                                                      ------------    ------------

  Net cash provided by financing activities               130,907          84,066
                                                      ------------    ------------

Net change in cash and cash equivalents                     6,193          (1,464)
Cash and cash equivalents at beginning of period           47,389           3,604
                                                      ------------    ------------
Cash and cash equivalents at end of period            $    53,582    $      2,140
                                                      ------------    ------------
                                                      ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                            $    14,802    $    13,382
  Income taxes                                        $    41,843    $    21,406
                                                      ------------    ------------
                                                      ------------    ------------


See accompanying notes to consolidated financial statements.

- - -------------------------------------------------------------------------
- - -------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements
                         ($000s omitted, except share amounts)
                         (unaudited)

(1)  Adjustments

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the periods presented.

(2)  Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

(3)  Stockholders' Equity

In January, the underwriters exercised their option to purchase an additional 400,000 shares of Class A non-voting common stock as part of the secondary offering of common stock completed in December 1993. Accordingly, common stock was increased $400 representing the par value of the shares and additional paid-in capital was increased by $6,494 for the difference between the proceeds from the issuance and the par value.

(4)

Investments in Debt and Equity Securities

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of debt and equity securities into one of three categories; held-to-maturity, trading securities or available-for-sale. The Company's debt and equity securities are recorded in the consolidated balance sheet as cash equivalents and other assets. These securities are being held-to-maturity and thus, there is no financial statement impact to adopting SFAS No. 115.

- - -----------------------------------------------------------------------------
- - -----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Three Months Ended March 31, 1994 Compared With Three Months Ended
March 31, 1993

     Net sales for the three months ended March 31, 1994 increased 25% to $548,723 compared to $439,007 for the three months ended March 31, 1993. This increase was the result of the continued positive response to merchandise offerings at Spiegel and Eddie Bauer and to the acquisition of New Hampton, which was completed in August 1993. Additionally, strong retail sales increases were experienced at Eddie Bauer with their comparable store sales increasing 12%. The acquisition of New Hampton also contributed to the sales increase.

     Finance revenues increased 22% during the quarter due primarily to a $172 million or 17% increase in Preferred Card receivables over the March 31, 1993 levels. The overall strength of the net sales helped drive this increase. In February, the Company successfully introduced Preferred Credit to New Hampton customers.

     The gross profit margin on net sales increased to 32.8% for the three months ended March 31, 1994 compared to 30.3% for the comparable 1993 period. The continued strong response to the Company's value pricing strategy and increased contribution from Spiegel Catalog's private-label merchandise programs helped drive this improvement. Additionally, lower levels of promotional activity in the Eddie Bauer retail stores added to the improved margins.

     Selling, general and administrative expenses as a percent of total revenues for the three months ended March 31, 1994 and 1993 were 36.0% and 34.2%, respectively. This increase was primarily driven by the Company's continued strategy of increasing market share through aggressive new catalog customer acquisition programs.

     Interest expense for the three months ended March 31, 1994 remained relatively flat as increases in average borrowing levels were offset by lower overall effective interest rates. The Company's consolidated tax rate was 43.8% compared to the 1993 rate of 43.1%. This increase reflects the change in the federal statutory corporate tax rate from 34% to 35% enacted during the third quarter of 1993.

Seasonality and Quarterly Fluctuations

     The Company, like other retailers, has experienced and expects to continue to experience seasonal fluctuations in its merchandise sales and net income. Historically, a disproportionate amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Capital Resources

     The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable. Total customer receivables sold were $330 million at March 31, 1994 and December 31, 1993.

     Cash used in operating activities was $99 million for the three months ended March 31, 1994 compared to $63 million for the comparable period last year. This increase in cash requirements is primarily the result of the higher customer receivable levels. Additionally, timing differences in inventory receipts between Fall 1993 and the first quarter of 1994 resulted in increased expenditures during the quarter compared to last year. Capital expenditures for the new catalog distribution facility being constructed in Groveport, OH have continued during first quarter 1994. This new distribution facility will consolidate the majority of the catalog distribution functions of Spiegel and Eddie Bauer. Through March 31, 1994, total project-to-date expenditures related to the new distribution facility were $112 million. Estimates for the total costs of this facility continue to be approximately $135 million, with equipment financing provided through an operating lease. Distribution activities are scheduled to commence for Eddie Bauer during the third quarter of 1994 with Spiegel operations being transferred in early 1995. At the present time, the Company has no plans to consolidate the distribution
functions of its recently acquired New Hampton subsidiary.   In addition to
the catalog distribution facility, capital spending continues in the Eddie Bauer retail division with ongoing store additions and remodels in process.

     During the third quarter of 1993, the Company recorded a $39 million nonrecurring charge to effect the estimated costs for closure of certain of the Company's existing catalog distribution facilities. This charge consisted of termination benefits, disposal of certain fixed assets and other related costs. The Company expects a portion of these costs will be paid in 1994 with the remaining costs paid out in 1995, with the exception of the write-off of property and equipment of $6.5 million, which is a noncash item. As of March 31, 1994, no material expenditures have been made relating to this charge.

     The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities and other available sources of credit, will be adequate to fund the Company's capital and operating requirements for the foreseeable future, including expenditures related to distribution facilities and new store openings.
- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                     Title                 Date
- - -------------------------   ------------------------   --------------

   /s/ James W. Sievers     Vice President              May 13, 1994
       James W. Sievers     (Chief Financial Officer)