Form 10-Q
period 1994-07-02
SPIEGEL INC
filed 1994-08-12
CIK 276641

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

For the quarter ended July 2, 1994
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1994 are as follows:

  Class A non-voting common stock, $1.00 par value
       15,054,844 shares

  Class B voting common stock, $1.00 par value
       93,141,654 shares.
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                     SPIEGEL, INC. AND SUBSIDIARIES

Due to the seasonality of the registrant's business, the results for the three and six month periods are not necessarily indicative of the results for the year. The financial statements have been prepared from the books and records of the registrant. They reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K, which includes financial statements for the year ended December 31, 1993.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, July 2, 1994 and December 31, 1993

Consolidated Statements of Earnings,
     Three and Six Months Ended July 2, 1994 and June 30, 1993

Consolidated Statements of Cash Flows,
     Six Months Ended July 2, 1994 and June 30, 1993

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)

                         July 2, 1994 and December 31, 1993

                                                    (unaudited)
                                                       July 2,    December 31,
                                                          1994            1993
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    38,654    $    47,389
   Receivables, net                                     999,155        998,525
   Inventories, net                                     445,079        438,869
   Prepaid expenses:
     Catalog advertising                                 58,031         45,509
     Other                                               27,000         14,336
   Deferred income tax benefit                           48,013         48,037
                                                    ------------   ------------
     Total current assets                             1,615,932      1,592,665

   Property and equipment, net                          304,004        288,551
   Intangibles, net                                     187,512        189,454
   Other assets                                         161,307        139,921
                                                    ------------   ------------
                                                    $ 2,268,755    $ 2,210,591
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Short-term debt,including current maturities     $   119,986    $    89,152
   Accounts payable                                     157,934        226,311
   Accrued liabilities:
     Salaries and wages                                  22,163         32,255
     General taxes                                       87,541         97,764
     Other accrued liabilities                          107,434        142,204
   Income taxes                                               0         39,561
                                                    ------------   ------------
     Total current liabilities                          495,058        627,247

 Long-term debt, excluding current maturities         1,152,598        971,683
 Deferred income taxes                                   44,218         44,176
                                                    ------------   ------------
     Total liabilities                                1,691,874      1,643,106

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 15,051,044 shares
    at July 2, 1994 and 14,599,824 at
    December 31, 1993                                    15,051         14,600
   Class B voting common stock,
    $1.00 par value; authorized 94,000,000
    shares; issued 93,141,654 shares
    at July 2, 1994 and December 31, 1993                93,142         93,142
   Additional paid-in capital                           215,744        209,029
   Retained earnings                                    252,944        250,714
                                                    ------------   ------------
 Total stockholders' equity                             576,881        567,485
                                                    ------------   ------------
                                                    $ 2,268,755    $ 2,210,591
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Statements of Earnings

                         ($000s omitted, except per share amounts)

                         Fiscal Periods Ended July 2, 1994 and June 30, 1993 (unaudited)


                                                   Three Months Ended            Six Months Ended
                                                   July 2,      June 30,       July 2,      June 30,
                                                     1994         1993           1994         1993
                                                  -----------  -----------    -----------  -----------
Net sales and other revenues:
 Net sales                                        $  600,650   $  454,156     $1,149,373   $  893,163
 Finance revenue                                      56,975       46,320        115,207       94,021
 Other revenue                                        17,452       15,350         32,631       28,925
                                                  -----------  -----------    -----------  -----------
                                                     675,077      515,826      1,297,211    1,016,109
 Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                392,971      313,552        761,584      619,731
  Selling, general and administrative
   expenses                                          250,741      178,017        474,912      349,337
                                                  -----------  -----------    -----------  -----------
                                                     643,712      491,569      1,236,496      969,068
                                                  -----------  -----------    -----------  -----------
Operating income                                      31,365       24,257         60,715       47,041

Interest expense                                      19,792       17,236         37,498       34,923
                                                  -----------  -----------    -----------  -----------

Earnings before income taxes                          11,573        7,021         23,217       12,118

Income taxes                                           5,069        3,026         10,169        5,223
                                                  -----------  -----------    -----------  -----------

Net earnings                                      $    6,504   $    3,995     $   13,048   $    6,895
                                                  -----------  -----------    -----------  -----------
                                                  -----------  -----------    -----------  -----------

Net earnings per common share                     $     0.06   $     0.04     $     0.12   $     0.07
                                                  -----------  -----------    -----------  -----------
                                                  -----------  -----------    -----------  -----------
Weighted average number of common
 shares outstanding                               108,191,064  104,044,812    108,171,958  104,031,766
                                                  -----------  -----------    -----------  -----------
                                                  -----------  -----------    -----------  -----------


See accompanying notes to consolidated financial statements.
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Statements of Cash Flows

                         ($000s omitted)

                         Six Months Ended July 2, 1994 and June 30, 1993 (unaudited)

                                                         Six Months Ended
                                                        July 2,       June 30,
                                                           1994           1993
                                                      ------------    ------------

Net cash provided by (used in) operating activities   $  (160,958)   $    (75,157)
                                                      ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                  (34,488)        (34,169)
 Net additions to other assets                            (21,386)        (20,728)
                                                      ------------    ------------
  Net cash used in investing activities                   (55,874)        (54,897)
                                                      ------------    ------------

Cash flows from financing activities:
 Borrowings of debt                                       273,599         168,975
 Payments of debt                                         (61,850)        (28,100)
 Dividends paid                                           (10,818)        (11,443)
 Issuance of common stock                                   6,894               0
 Exercise of stock options                                    272             226
                                                      ------------    ------------

  Net cash provided by financing activities               208,097         129,658
                                                      ------------    ------------

Net change in cash and cash equivalents                    (8,735)           (396)
Cash and cash equivalents at beginning of period           47,389           3,604
                                                      ------------    ------------
Cash and cash equivalents at end of period            $    38,654    $      3,208
                                                      ------------    ------------
                                                      ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                            $    37,808    $     35,818
  Income taxes                                        $    57,387    $     32,124
                                                      ------------    ------------
                                                      ------------    ------------


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

(3)  Change in Accounting Periods

In 1994, the company modified its quarterly and annual reporting from calendar periods to a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, results for the second quarter and year-to-date 1994 periods include 13 and 26 weeks, respectively, and are referred to as the three and six months periods ended July 2, 1994. Results for 1993 are reported on a calendar basis.

(4)  Accounting Changes

Postemployment Benefits

The Company adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, in the second quarter of 1994. The effect on the financial statements was immaterial and, therefore, was not separately disclosed.

Investments in Debt and Equity Securities

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of debt and equity securities into one of three categories; held to maturity, trading securities or available-for-sale. The Company's debt and equity securities are recorded in the consolidated balance sheet as cash equivalents and other assets. These securities are being held-to-maturity and thus, there is no financial statement impact to adopting SFAS No. 115.

(5)  Stockholders' Equity

In January, the underwriters excercised their option to purchase an additional 400,000 shares of Class A non-voting common stock as part of the secondary offering of common stock completed in December 1993. Accordingly, common stock was increased $400 representing the par value of the shares and additional paid-in capital was increased by $6,494 for the difference between the proceeds from the issuance and the par value.


- - -----------------------------------------------------------------------------
- - -----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

                (000's omitted except per share amounts)


Results of Operations

Three Months Ended July 2, 1994 As Compared To Three Months Ended June 30, 1993

Net sales for the three months ended July 2, 1994, increased 32% to $600,650 compared to $454,156 for the three months ended June 30, 1993. This increase was the result of the continued positive response to merchandise offerings at Spiegel and Eddie Bauer and to the incremental sales from the acquisition of New Hampton, which was completed in August 1993. Eddie Bauer experienced strong retail sales increases with their comparable store sales increasing 13%.
 Spiegel continued to see strength in the home area as well as sales increases in certain categories of womens' apparel.

Finance revenues increased 23% during the quarter due primarily to a $200 million or 27% increase in Preferred Card receivables over the June 30, 1993, levels. The overall strength of the net sales as well as record high numbers of Preferred Card users helped drive this increase.

The gross profit margin on net sales increased to 34.6% for the three months ended June 30, 1994 compared to 31.0% for the comparable 1993 period. This is the result of continued cost and inventory control efforts and strong margins from private-label merchandise programs.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended July 2, 1994 and June 30, 1993 were 37.1% and 34.5%, respectively. This increase reflects the incremental advertising and circulation costs associated with the Company's continued strategy of increasing market share through aggressive new catalog customer acquisition programs. Results also reflect the credit costs associated with the strong response realized from the introduction of the FCNB credit program to New Hampton's catalog customers.

During the third quarter, the Company's new catalog distribution facility will commence operations. This facility will provide distribution services for the catalog divisions of both Spiegel and Eddie Bauer. While some additional operations costs will be incurred during the transition, this facility is expected to provide enhanced customer service and operating efficiencies. The transition is expected to be completed during the third quarter of 1994 for Eddie Bauer. Spiegel will begin its initial shipments out of the facility in August, and their transition is expected to be completed in early 1995.

Interest expense for the three months ended July 2, 1994 increased 15% to $19,792 compared to $17,236 for the three months ended June 30, 1993. This increase is due to higher average debt levels which were partially offset by slightly lower overall effective interest rates. The Company's consolidated tax rate was 43.8% compared to the 1993 rate of 43.1%. This increase reflects the change in the federal statutory corporate tax rate from 34% to 35% enacted during the third quarter of 1993.

Six Months Ended July 2, 1994 Compared With Six Months Ended June 30, 1993

Net sales for the six months ended July 2, 1994 increased 29% to $1,149,373 compared to $893,163 for the six months ended June 30, 1993. This increase was the result of the continued growth in both catalog and retail divisions of Spiegel and Eddie Bauer and to the incremental sales from the acquisition of New Hampton, which was completed in August 1993. Eddie Bauer comparable store
sales increased 13%.   Spiegel sales in the home areas and certain categories
of womens' apparel were strong.

Finance revenues increased 23% during the six month period ended July 2,1994 as compared to the same period of 1993 due to higher Preferred Card receivable balances throughout the 1994 period as compared to 1993. Higher levels of Preferred Card net sales as well as record numbers of Preferred Card users helped drive this increase.

The gross profit margin on net sales increased to 33.7% for the six months ended June 30, 1994 compared to 30.6% for the comparable 1993 period.
Continued inventory cost control efforts and the Company's increasing private-label merchandise programs contributed to this improvement.

Selling, general and administrative expenses as a percentage of total revenues were 36.6% for the six months ended July 2, 1994 and 34.4% for the comparable
period in 1993.   As discussed above, this increase is driven by additional
advertising and circulation costs associated with new catalog and credit card customer acquisition programs.

The increase of 7.4% in interest expense for the six months ended July 2, 1994 as compared to the six months ended June 30, 1993 is driven by higher debt levels throughout the year. The additional debt is primarily used to finance higher levels of customer accounts receivable. The Company's consolidated tax rate was 43.8% compared to the 1993 rate of 43.1%. This increase reflects the change in the federal statutory corporate tax rate from 34% to 35% enacted during the third quarter of 1993.

Seasonality and Quarterly Fluctuations:

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


Liquidity and Capital Resources:

The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable. Total customer receivables sold were $330 million at July 2, 1994 and December 31, 1993.

Net cash used in operating activities was $161 million and $75 million for the six month periods ended July 2, 1994 and June 30, 1993, respectively. This increase in cash requirements is the result of several factors including higher inventory and customer receivable balances and a greater cash outlay for income taxes in the six months ended July 2, 1994 compared to the same period last
year.    Finally, decreases in accounts payable and accrued liability balances represented  significant uses of cash.

Net additions to property and equipment for the six months ended July 2, 1994 were $34.5 million consisting primarily of capital spending related to the new catalog distribution facility constructed in Groveport, OH and to the Eddie Bauer retail division's ongoing store additions and remodels in process.

During the third quarter of 1993, the Company recorded a $39 million nonrecurring charge to effect the estimated costs for closure of certain of the Company's existing catalog distribution facilities. This charge consisted of termination benefits, disposal of certain fixed assets and other related costs. The Company expects a portion of these costs will be paid in 1994 with the remaining costs paid out in 1995, with the exception of the write-off of property and equipment of $6.5 million, which is a noncash item. During the six month period ended July 2, 1994, $1.5 million of expenditures have been made relating to this charge.

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

                         SPIEGEL, INC.

        Signature                     Title                 Date
- - -------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Vice President              August 12, 1994
       James W. Sievers     (Chief Financial Officer)