Form 10-Q
period 1994-10-01
SPIEGEL INC
filed 1994-11-14
CIK 276641

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                UNITED STATES
                                SECURITIES AND EXCHANGE COMMMISSION
                                Washington, D.C. 20549
                                FORM 10-Q
(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 1, 1994
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1994 are as follows:

  Class A non-voting common stock, $1.00 par value
       15,065,244 shares

  Class B voting common stock, $1.00 par value
       93,141,654 shares.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                     SPIEGEL, INC. AND SUBSIDIARIES

Due to the seasonality of the registrant's business, the results for the three and nine month periods are not necessarily indicative of the results for the year. The financial statements have been prepared from the books and records of the registrant. They reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K, which includes financial statements for the year ended December 31, 1993.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, October 1, 1994 and December 31, 1993

Consolidated Statements of Earnings,
     Three and Nine Months Ended October 1, 1994 and September 30, 1993

Consolidated Statements of Cash Flows,
     Nine Months Ended October 1, 1994 and September 30, 1993

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)

                         October 1, 1994 and December 31, 1993

                                                    (unaudited)
                                                    October 1,    December 31,
                                                          1994            1993
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    39,465    $    47,389
   Receivables, net                                     907,548        998,525
   Inventories, net                                     627,919        438,869
   Prepaid expenses:
     Catalog advertising                                 68,841         45,509
     Other                                               37,632         14,336
   Deferred income tax benefit                           48,029         48,037
                                                    ------------   ------------
     Total current assets                             1,729,434      1,592,665

   Property and equipment, net                          319,611        288,551
   Intangibles, net                                     186,125        189,454
   Other assets                                         178,989        139,921
                                                    ------------   ------------
                                                    $ 2,414,159    $ 2,210,591
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Short-term debt,including current maturities     $   226,986    $    89,152
   Accounts payable                                     231,887        226,311
   Accrued liabilities:
     Salaries and wages                                  22,146         32,255
     General taxes                                       88,693         97,764
     Other accrued liabilities                          111,470        142,204
   Income taxes                                               0         39,561
                                                    ------------   ------------
     Total current liabilities                          681,182        627,247

 Long-term debt, excluding current maturities         1,114,447        971,683
 Deferred income taxes                                   44,190         44,176
                                                    ------------   ------------
     Total liabilities                                1,839,819      1,643,106

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 15,065,244 shares
    at October 1, 1994 and 14,599,824 at
    December 31, 1993                                    15,065         14,600
   Class B voting common stock,
    $1.00 par value; authorized 94,000,000
    shares; issued 93,141,654 shares
    at October 1, 1994 and December 31, 1993             93,142         93,142
   Additional paid-in capital                           215,800        209,029
   Retained earnings                                    250,333        250,714
                                                    ------------   ------------
 Total stockholders' equity                             574,340        567,485
                                                    ------------   ------------
                                                    $ 2,414,159    $ 2,210,591
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                  Spiegel, Inc. and Subsidiaries
                  Consolidated Statements of Earnings

                  ($000s omitted, except per share amounts)

                  Fiscal Periods Ended October 1, 1994 and September 30, 1993 (unaudited)


                                                   Three Months Ended            Nine Months Ended
                                                  October 1,   September      October 1,    September
                                                     1994       30, 1993         1994        30, 1993
                                                  -----------  -----------    -----------  -----------
Net sales and other revenues:
 Net sales                                        $  565,806   $  485,366     $1,715,179   $1,378,529
 Finance revenue                                      58,771       49,702        173,978      143,723
 Other revenue                                        24,787       15,266         57,418       44,191
                                                  -----------  -----------    -----------  -----------
                                                     649,364      550,334      1,946,575    1,566,443
 Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                384,107      328,564      1,145,691      948,295
  Selling, general and administrative
   expenses                                          238,244      189,703        713,156      539,040
  Nonrecurring charge                                      0       39,000              0       39,000
                                                  -----------  -----------    -----------  -----------
                                                     622,351      557,267      1,858,847    1,526,335
                                                  -----------  -----------    -----------  -----------
Operating income                                      27,013       (6,933)        87,728       40,108

Interest expense                                      22,034       18,079         59,532       53,002
                                                  -----------  -----------    -----------  -----------

Earnings before income taxes                           4,979      (25,012)        28,196      (12,894)

Income taxes                                           2,181      (10,974)        12,350       (5,751)
                                                  -----------  -----------    -----------  -----------

Net earnings                                      $    2,798   $  (14,038)    $   15,846   $   (7,143)
                                                  -----------  -----------    -----------  -----------
                                                  -----------  -----------    -----------  -----------

Net earnings per common share                     $     0.03   $    (0.13)    $     0.15   $    (0.07)
                                                  -----------  -----------    -----------  -----------
                                                  -----------  -----------    -----------  -----------
Weighted average number of common
 shares outstanding                               108,197,629  104,056,992    108,180,484  104,040,268
                                                  -----------  -----------    -----------  -----------
                                                  -----------  -----------    -----------  -----------


See accompanying notes to consolidated financial statements.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                    Spiegel, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

                    ($000s omitted)

                    Nine Months Ended October 1, 1994 and September 30, 1993 (unaudited)

                                                        Nine Months Ended
                                                      October 1,      September 30,
                                                           1994           1993
                                                      ------------    ------------

Net cash provided by (used in) operating activities   $  (182,321)   $   (125,374)
                                                      ------------    ------------

Cash flows from investing activities:
 Acquisition, net of cash acquired                              0         (39,112)
 Net additions to property and equipment                  (58,142)        (67,590)
 Net additions to other assets                            (39,068)        (29,084)
                                                      ------------    ------------
  Net cash used in investing activities                   (97,210)       (135,786)
                                                      ------------    ------------

Cash flows from financing activities:
 Borrowings of debt                                       288,198         330,851
 Payments of debt                                          (7,600)        (32,366)
 Dividends paid                                           (16,227)        (15,085)
 Issuance of common stock                                   6,894               0
 Exercise of stock options                                    342             471
                                                      ------------    ------------

  Net cash provided by financing activities               271,607         283,871
                                                      ------------    ------------

Net change in cash and cash equivalents                    (7,924)         22,711
Cash and cash equivalents at beginning of period           47,389           3,604
                                                      ------------    ------------
Cash and cash equivalents at end of period            $    39,465    $     26,315
                                                      ------------    ------------
                                                      ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                            $    52,738    $     49,545
  Income taxes                                        $    59,885    $     35,121
                                                      ------------    ------------
                                                      ------------    ------------


See accompanying notes to consolidated financial statements.

- -------------------------------------------------------------------------
- -------------------------------------------------------------------------

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

(2)  Receivables

During the third quarter of 1994, the Company transferred portions of its customer receivables to a trust which, in turn, sold certificates representing undivided interests in the trust to investors. Certificates sold were $150,000. This transaction increased other revenue by $10,658 in the third quarter. The company owns the remaining undivided interest in the trust not represented by the certificates and will continue to service all receivables for the trust.

(3)  Change in Accounting Periods

In 1994, the company modified its quarterly and annual reporting from calendar periods to a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, results for the third quarter and year-to-date 1994 periods include 13 and 39 weeks, respectively, and are referred to as the three and nine months periods ended October 1, 1994. Results for 1993 are reported on a calendar basis.

(4)  Accounting Changes

Postemployment Benefits

The Company adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, in the second quarter of 1994. The effect on the financial statements was immaterial and, therefore, was not separately disclosed.

Investments in Debt and Equity Securities

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of debt and equity securities into one of three categories; held to maturity, trading securities or available-for-sale. The Company's debt securities are short-term in nature and are recorded in the consolidated balance sheets as cash equivalents and other assets. These securities are being held-to-maturity and thus, there is no financial statement impact to adopting SFAS No. 115.

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


- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

                (000's omitted except per share amounts)

Results of Operations

Three Months Ended October 1, 1994 Compared With Three Months Ended September 30, 1993

Net sales for the three months ended October 1, 1994, increased 17% to $565,806 compared to $485,366 for the three months ended September 30, 1993. This increase is the result of continued growth at Spiegel and Eddie Bauer mainly in retail sales as well as the incremental sales from the acquisition of New Hampton, which was completed in August 1993. Eddie Bauer experienced a comparable store sales increase of 5%. Spiegel continued to see sales strength in home related merchandise.

Finance revenues increased 18% during the quarter due to the continued increased levels of FCNB Preferred Charge card receivables. The portfolio was on average approximately $190,000 greater than the average total for the comparable period last year. This growth is due to the strong credit sales achieved and the successful introduction of credit to New Hampton's customer base. Other revenue for the third quarter of this year includes a gain of $10,658 recognized on the sale of $150,000 of Preferred Charge receivables which was completed in September 1994.

The gross profit margin on net sales decreased to 32.1% for the three months ended October 1, 1994 compared to 32.3% for the comparable 1993 period. This is primarily the result of a shift in sales mix favoring home products, which carry lower margins relative to apparel.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended October 1, 1994 and September 30, 1993 were 36.7% and 34.5%, respectively. This increase primarily reflects the incremental advertising and circulation costs associated with the Company's continued strategy of increasing market share through aggressive new catalog customer acquisition programs. Results also reflect the incremental expenses incurred as a result of the conversion to a new common order fulfillment system and dual operating expenses associated with the start-up of and transition to a new catalog distribution facility. Eddie Bauer completed its transition to the new facility during the third quarter of 1994. Spiegel has begun initial shipments out of the facility, and is expected to complete its transition in early 1995.

The company recorded a $39,000 nonrecurring charge in the third quarter of 1993 to provide for the estimated impact of closing certain of the company's existing catalog distribution facilities. These facilities are being consolidated into the new catalog distribution facility in Groveport, Ohio.

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

Interest expense for the three months ended October 1, 1994 increased 22% to $22,034 compared to $18,079 for the three months ended September 30, 1993. This increase is due to higher average debt levels and slightly higher overall effective interest rates. The additional debt is primarily used to finance working capital requirements including higher levels of customer accounts receivable and inventory.

Nine Months Ended October 1, 1994 Compared With Nine Months Ended September 30, 1993

Net sales for the nine months ended October 1, 1994 increased 24% to $1,715,179 compared to $1,378,529 for the nine months ended September 30, 1993. This increase was the result of the continued growth in both catalog and retail divisions of Spiegel and Eddie Bauer and to the incremental sales from the acquisition of New Hampton, which was completed in August 1993. Eddie Bauer comparable store sales increased 10%. Spiegel sales in the home areas and certain categories of women's apparel were strong.

Finance revenues increased 21% during the nine month period ended October 1, 1994 as compared to the same period of 1993 due to a larger FCNB Preferred Charge card receivable portfolio throughout the 1994 period as compared to 1993. Higher levels of Preferred Charge net sales and the successful introduction of credit to New Hampton's customer base helped drive this increase. Other revenue includes a gain of $10,658 recognized on the sale of $150,000 of Preferred Card receivables which was completed in September 1994.

The gross profit margin on net sales increased to 33.2% for the nine months ended October 1, 1994 compared to 31.2% for the comparable 1993 period. Continued inventory cost control efforts, the Company's expanding private-label merchandise programs, and the incremental higher gross margin on New Hampton sales all contributed to this improvement.

Selling, general and administrative expenses as a percentage of total revenues were 36.6% for the nine months ended October 1, 1994 and 34.4% for
the comparable period in 1993.   As discussed above, this increase is driven
primarily by additional advertising and circulation costs associated with new catalog and credit card customer acquisition programs.

Included in the nine months operating results was a $39,000 nonrecurring charge recorded in the third quarter of 1993 to provide for the impact of closing certain of the Company's existing catalog distribution facilities.

The increase of 12.3% in interest expense for the nine months ended October 1, 1994 as compared to the nine months ended September 30, 1993 is driven by higher debt levels throughout the year. The additional debt is primarily used to finance working capital requirements including higher levels of customer accounts receivable and inventory.

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

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

Liquidity and Capital Resources:
The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable. Total customer receivables sold were $480,000 and $330,000 at October 1, 1994 and December 31, 1993, respectively.

Net cash used in operating activities was $182,321 and $125,374 for the nine month periods ended October 1, 1994 and September 30, 1993, respectively. The net increase in cash requirements is the result of several factors including higher inventory and customer receivable balances in the nine months ended October 1, 1994 compared to the same period last year. Also, payments on other working capital items such as income taxes represented significant uses of cash. The net cash proceeds from the sale of $150,000 of accounts receivable were reported as operating cash flows in the nine months ended October 1, 1994.

In August 1993, the Company acquired substantially all of the assets of New Hampton, Inc. through a bankruptcy proceeding for approximately $40,000 in cash.

Net additions to property and equipment for the nine months ended October 1, 1994 were $58,142 consisting primarily of capital spending related to the new catalog distribution facility constructed in Groveport, OH and to the Eddie Bauer retail division's ongoing store additions and remodels in process.

During the nine month period ended October 1, 1994, $3,100 of expenditures have been made relating to the $39,000 nonrecurring charge taken in 1993.
The Company expects more of these costs will be paid in 1994 with the remaining costs paid out in 1995, except for the write-off of property and equipment of $6,500, which is a noncash item. The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities and other available sources of credit, will be adequate to fund the Company's capital and operating requirements for the foreseeable future, including expenditures related to distribution facilities and new store openings.

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                     Title                 Date
- -------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Vice President              November 10, 1994
       James W. Sievers     (Chief Financial Officer)