Form 10-K
SPIEGEL INC
filed 1995-03-31
CIK 276641

                                                              CONFORMED COPY
                                                              --------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended ....................December 31, 1994
                                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the transition period from ..................... to ......................

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
                              (TITLE OF CLASS)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES   X     NO
                                                          ------     ------

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

The number of the shares of Registrant's Class A Non-Voting Common Stock and Class B Voting Common Stock outstanding on March 20, 1995 was 14,863,544 and 93,141,654, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART I

ITEM 1.  BUSINESS

A.  GENERAL DEVELOPMENT OF BUSINESS

Spiegel, Inc., a Delaware corporation, was incorporated in 1965. Spiegel, Inc. and its subsidiaries are sometimes referred to collectively in this Form 10-K as the "Company." The Spiegel, Inc. catalog operations and related retail store operations are collectively referred to in this Form 10-K as "Spiegel." The Company and its predecessors date from 1865. Since 1905, the Company has operated as a catalog merchandiser. In 1982, the Company was purchased by Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership that is one of the largest catalog merchandisers in the world, selling its products in Europe and Asia. In 1984, all of the capital stock of the Company was transferred to the partners of Otto Versand or their designees. In this transaction, 65% of the capital stock of the Company was transferred to Spiegel Holdings, Ltd., an Illinois limited partnership, whose general partner was Dr. Werner Otto. Since 1984, additional shares of the Company's capital stock have been acquired by Spiegel Holdings, Ltd. and its successor. In 1986, Spiegel Holdings, Ltd. was converted to Spiegel Holdings, Inc., a Delaware corporation ("SHI"). Prior to the Company's 1987 initial public offering of Class A non-voting common stock, all of Spiegel's existing capital stock was converted into Class B voting common stock. SHI holds 99.7% of the Company's Class B voting common stock, affording SHI control of the Company.

In 1988, the Company acquired Eddie Bauer, Inc. and certain related Canadian assets (collectively, "Eddie Bauer"). Eddie Bauer is a leading specialty retailer serving the casual lifestyle needs of men and women through the sale of high quality apparel, home furnishings and accessories through catalogs and specialty retail stores.

In 1990, the Company acquired First Consumers National Bank ("FCNB"). FCNB is a special purpose bank limited to the issuance of credit cards, primarily FCNB Preferred Charge cards for use by Spiegel, Eddie Bauer and Newport News customers.

In August 1993, the Company acquired substantially all of the assets of New Hampton, Inc. ("New Hampton") through a bankruptcy proceeding. In 1995, New Hampton's name was changed to Newport News, Inc. ("Newport News"). Newport News is a specialty catalog company offering fashionable women's apparel at moderate price points.

In September 1993, the Company entered into an arrangement with Otto-Sumisho, Inc. to sell Eddie Bauer products through Eddie Bauer retail stores and catalogs in Japan. Also in 1993, the Company entered into a joint venture with Time Warner Entertainment Company, L.P. ("Time Warner") to develop and test alternate channels of electronic home shopping.

C.  NARRATIVE DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS, SERVICES, AND REVENUE SOURCES. The Company has two principal merchandise categories: apparel and household furnishings and other merchandise. The components of net sales by merchandise category for the last three years were:

                                          1994        1993        1992
                                          ----        ----        ----
            Wearing apparel                68%         69%         68%
            Household furnishings
            and other merchandise          32          31          32
                                          ----        ----        ----
                                          100%        100%        100%
                                          ----        ----        ----


The Company's household furnishings range from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs. Other merchandise category includes items such as fitness and personal care equipment, toys, cameras and luggage.

The following is a discussion of the major operations of the Company: Spiegel, Eddie Bauer, Newport News and Credit.

      SPIEGEL

      Spiegel offers apparel, household furnishings and other merchandise through its various catalogs and, to a lesser extent, Ultimate Outlet and For You from Spiegel retail stores. Spiegel sales were $1,202,548 and $1,171,568 for the years ended December 31, 1994 and 1993, respectively. Spiegel is one of the largest catalog companies in the United States and in 1994 distributed over 235 million catalogs throughout the country. At December 31, 1994, Spiegel's customer base included 6.4 million active customers (customers who have purchased within the last 18 months).

      Spiegel's apparel merchandise, which represented 56% of its sales in 1994, includes private label, developed by its product design teams based on emerging fashion trends and customer research. In addition, Spiegel features apparel by well-known American designers such as Liz Claiborne, CK Calvin Klein and DKNY. Spiegel's household furnishings and other merchandise, which represented 44% of its sales in 1994, are a mixture of private label and branded merchandise ranging from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs.

      Spiegel catalogs serve as a fashion resource for the busy working woman. These catalogs include Spiegel's trademark semi-annual catalog, specialty catalogs targeted to distinct market segments, including E-Style and For You from Spiegel, and other catalog mailings throughout the year. The Company has used proprietary and other data from within and outside its existing customer base and its fashion and marketing expertise to identify an assortment of niche markets. Spiegel addresses each of these markets with targeted specialty merchandise concepts, through specialty catalogs and through "shops" included in Spiegel's main semi-annual catalog. A shop is a focused merchandise assortment targeted to a specific group of customers. One such shop from the Spiegel catalog is Sarah Chapman, which features romantic, classic clothing for customers who prefer traditional styles. Shops are managed by teams within the Spiegel catalog organization, each comprised of representatives from different areas such as fashion, merchandising, marketing, and advertising. Spiegel believes that this specialty or niche marketing approach enables it to address the widely varying needs of a diverse customer base.

EDDIE BAUER

Eddie Bauer is a leading specialty retailer serving the casual lifestyle needs of men and women through the sale of high quality apparel, home furnishings and accessories. Total net sales were $1,231,306 and $1,102,260 for the years ended December 31, 1994 and 1993, respectively. Eddie Bauer operates 353 retail stores in addition to catalog operations. A key strategy for Eddie Bauer is to leverage synergies between its retail and catalog channels of distribution, maximizing opportunities for cross-promotion between catalog and retail. This strategy includes utilizing the catalog customer database to help identify potential store locations, using catalog space to advertise the retail concept, and utilizing retail store mailing lists to help build the catalog file. Eddie Bauer's principal retailing concept is its trademark Eddie Bauer sportswear stores and catalogs, which feature private label casual apparel and accessories. Eddie Bauer also has other specialty retail concepts that serve targeted niches. These specialty concepts include Eddie Bauer Home, which offers home furnishings through retail stores and a separate catalog; AKA Eddie Bauer, which replaces the former All Week Long concept, featuring dress sportswear and tailored clothing, footwear and accessories for men and women through retail stores and a separate catalog; and the Eddie Bauer Sport Shop, a store-within-a-store concept which provides premier apparel, equipment and accessories for field and stream sports.

In September 1993, Eddie Bauer entered into an arrangement with Otto-Sumisho, Inc. to sell its full line of Eddie Bauer sportswear products through retail stores and catalogs in Japan. Three Eddie Bauer stores were opened in Japan in the Fall of 1994, along with the introduction of the Japanese Eddie Bauer catalog. In addition to its catalog and retail store businesses, Eddie Bauer has capitalized on selected licensing opportunities, including a current arrangement with Ford Motor Company, which uses the Eddie Bauer name and logo on special series Ford vehicles. Eddie Bauer also has entered into a limited test marketing program with Sport Scheck GmbH for the sale of Eddie Bauer products in Germany and Switzerland through Sport-Scheck catalogs.

Eddie Bauer's private label merchandise is developed by its product design teams and manufactured by third party manufacturers according to its specifications. The Eddie Bauer product design teams work with the Company's product development and sourcing department in developing favorable sourcing alternatives.

EDDIE BAUER RETAIL DIVISION.

Eddie Bauer operates 315 retail and 38 outlet stores in the United States and Canada. Of these stores at December 31, 1994, 17 were Eddie Bauer Home Collection and nine were All Week Long stores. The All Week Long stores will be converted to AKA Eddie Bauer in early 1995. A typical Eddie Bauer store is approximately 6,500 gross square feet and is located in an upscale regional mall or a high traffic downtown location, because the Company believes that convenience is a primary consideration for its target customers. Eddie Bauer's catalog customer database serves as a valuable tool in identifying potential store locations. Most of Eddie Bauer's current stores are located in large metropolitan markets. Eddie Bauer has also begun to explore opportunities in certain smaller markets where it believes a concentration of its target customers exists. Eddie Bauer believes that these markets have the potential to contribute store profit margins comparable to the existing store base. Eddie Bauer outlet stores, which offer overstock and end-of-season merchandise, are located predominantly in outlet malls and strip centers and generally in areas not served by its core specialty retail stores.

In 1994, Eddie Bauer opened 64 new stores and closed five stores. Growth in this division has been due principally to new store openings and to the growth in its existing stores, where comparable store sales reached 11% in 1993 and 4% in 1994. Comparable store sales growth was expected to decline in 1994 from previous years' levels, but the actual rate was below management's expectations. In 1995, the Company is currently planning approximately 55 new store openings for Eddie Bauer. The average cost of opening a typical new Eddie Bauer store in 1994, including inventory, furniture and fixtures, pre-opening expenses and net leasehold improvements, was approximately $800,000. Eddie Bauer's ability to open and operate new stores profitably is dependent on the availability of suitable store locations, the negotiation of acceptable lease terms, Eddie Bauer's financial resources and its ability to control the operational aspects and personnel requirements of its growth.

In 1992, Eddie Bauer instituted an extensive store remodeling and refurbishment program to update the visual appearance of its stores and improve its merchandise presentation. In 1994 and 1993, Eddie Bauer remodelled 50 and 45 stores, respectively, and refixtured several others. Eddie Bauer plans to remodel approximately 35 more stores in 1995.

EDDIE BAUER CATALOG DIVISION

In 1994, the Eddie Bauer catalog division distributed over 104 million catalogs and had approximately 2.9 million active customers who had purchased within the last 18 months. As a corollary to its retail operations, Eddie Bauer catalog concepts include its trademark Eddie Bauer catalog, Eddie Bauer Home and AKA Eddie Bauer, as well as its largest catalog, The Complete Resource, combining all of its specialty concepts in a single catalog. Eddie Bauer also actively pursues new customers within its target market through a variety of initiatives including national print advertising, list rentals and utilizing names of its retail store customers.

NEWPORT NEWS

Newport News, (formerly New Hampton), acquired by the Company in August 1993, is a specialty catalog company whose principal catalog, Newport News, offers fashionable, moderately priced women's apparel. Merchandise categories currently include swimwear, dresses, casual wear, evening wear and career wear. In 1994, Newport News introduced home textiles through its Newport News Home Edition catalog. In addition, Newport News has another smaller catalog concept, JRT, which markets value-oriented women's apparel. Newport News' consolidated net sales were $272,937 for the 12-month period ended December 31, 1994, as compared to $63,407 for the approximate three-month period from the acquisition date to December 31, 1993. The Newport News catalogs represented approximately 89% of Newport News' sales in 1994, and the Company believes it will continue to represent a significant portion in the future. In 1994, Newport News and JRT mailed 192 million catalogs to active and prospective customers. Newport News and JRT catalogs have a customer base of 4.6 million active customers.

CONSUMER CREDIT

In an effort to build brand loyalty and to provide additional convenience for its customers, the Company offers a credit program for qualifying catalog and retail customers in the form of its FCNB Preferred Charge card, which is imprinted with a Spiegel, Eddie Bauer, Newport News, JRT, or E STYLE logo depending on the source of the original application for credit. This card allows a customer to purchase products from any Company affiliate, regardless of the imprint on the card. FCNB is the issuer of the Preferred Charge card. In February 1994, the Company introduced a proprietary credit card to customers of its Newport News subsidiary. Response to this offering has been very positive.

      Finance revenues generated by the credit operations were $232,267 in 1994, as compared to $194,984 in 1993. Approximately 48% of the Company's 1994 net sales were made on the FCNB Preferred Charge card. In 1994, approximately 73% of Spiegel catalog net sales, 25% of Eddie Bauer's net sales, and 42% of Newport News' net sales were made using the Preferred Charge card. The lower percentage of Eddie Bauer sales made on the Preferred Charge card is attributable primarily to the relatively higher percentage of retail store sales at Eddie Bauer. Catalog sales generally have a higher percentage of sales made on credit than retail store sales.

      FCNB solicits new Preferred Charge card accounts with both preapproved and non-preapproved applications. The accounts are serviced through FCNB's Beaverton, Oregon headquarters. FCNB also issues MasterCard credit cards, which represent approximately 5% of its outstanding cards.

COMMON SYSTEMS STRATEGY

By capitalizing on synergies between its subsidiaries, the Company continues to make significant progress toward its long-term goal of operating common systems for the businesses. The Company operates a common order-entry system and common accounts receivable management system for Spiegel, Eddie Bauer and Newport News. These systems ensure rapid response to customer orders and inquiries and allow Spiegel, Eddie Bauer and Newport News operators to handle each other's calls when back-up support is necessary. In addition, Spiegel and Eddie Bauer share a common customer-satisfaction system and a common marketing system for managing their customer data base and creating marketing efficiencies and cost savings.

Another phase of the Company's common systems strategy is the new catalog distribution facility in Groveport, Ohio and its common order processing systems. The Company believes the new facility is among the most technologically advanced catalog fulfillment systems in the United States, providing improved productivity and customer service. This facility replaces certain current catalog distribution facilities for Spiegel and Eddie Bauer. Eddie Bauer completed its transition to the new facility during the third quarter of 1994. Spiegel has begun shipments out of the facility and is expected to complete its transition during the first half of 1995. The new facility is designed to meet the Company's catalog distribution capacity needs for the foreseeable future.

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

MERCHANDISE.

The Company sells domestically produced and imported merchandise, which it purchases in the open market from approximately 7,000 suppliers, none of which supplied as much as 5% of the merchandise purchased during 1994. A significant amount of the dollar value of merchandise purchased by the Company is imported directly from the Far East and Europe. Consequently, the Company is subject to the risks generally associated with conducting business abroad. The Company's business could be affected by economic events or political instability that might affect imports, including duties, quotas and work stoppages. To date these factors have not caused any material disruption of the Company's operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could over time increase the cost to the Company of merchandise purchased in foreign countries, which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above; however, the Company believes this risk exists for many other retailers.

LICENSES AND TRADEMARKS.

The Company utilizes its own trademarks and tradenames including "Spiegel", "Eddie Bauer", and "Newport News." The Company is also licensed to sell goods under the "Together!" label. With the exception of the names "Spiegel", "Eddie Bauer", "Newport News", and "Together!", the Company believes that loss or abandonment of any particular trademark would have no significant effect on its business.

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

COMPETITION.

The markets in which the Company participates are highly competitive and served by a significant number of catalog companies and retailers including traditional department stores, so-called "off-price" and discount retailers and specialty chains. The Company's success is highly dependent upon its ability to maintain its existing customer lists, solicit new customers, identify distinct fashion trends and continue to address the needs and fashion tastes of its customers.

EMPLOYEES.

During 1994, the Company employed between approximately 12,700 and 19,700 full-time equivalent employees, depending on the time of year, reflecting the seasonality of the Company's business and the variations in its workforce during the year. At February 28, 1995, the Company employed approximately 15,000 full-time equivalent employees.

Spiegel is a party to three collective bargaining agreements. Approximately 600 full-time equivalent employees are covered by an agreement between Spiegel and the Warehouse, Mail Order, Office, Technical and Professional Employees Union, Local 743, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America ("Local 743"). This agreement, which is scheduled to expire on February 29, 1996, was affected by the closure of Spiegel's Chicago catalog distribution facility. The Company provided affected workers with all termination benefits called for by the agreement, as well as additional benefits such as early retirement enhancements, stay pay, job counseling and vocational training.

Approximately 100 full-time equivalent employees of certain Spiegel outlet stores are covered by a separate agreement with Local 743. This agreement expires on May 31, 1997. Approximately 120 full-time equivalent employees are covered by an agreement with Teamsters Union 929 Philadelphia, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America. This agreement expires on January 31, 1996.

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

The Company's new Groveport, Ohio catalog distribution facility, which was constructed on land owned by the Company, was completed in 1994 and will consolidate the majority of catalog distribution functions of Spiegel and Eddie Bauer. Eddie Bauer transitioned to fulfilling catalog orders from the new facility in 1994. The Spiegel transition, which began in 1994, is expected to be completed during the first half of 1995. The Company has made provision for the closing of certain of its catalog distribution facilities, as described in note 4 to the Company's Consolidated Financial Statements.

The principal properties and facilities formerly used in Spiegel's catalog operations consist of approximately 20 warehouses and office buildings located in and around Chicago, Illinois. These facilities are primarily owned, but as part of the transition to the new warehouse, most of them will be closed or phased out. Eddie Bauer's current retail distribution facilities are located in Columbus, Ohio, two of which are owned and four of which are leased. The Company has recently purchased a four million square-foot facility in Columbus, Ohio which will replace the previous Eddie Bauer retail distribution facilities. Eddie Bauer also occupies office space in 9 buildings located in and around Seattle, Washington, two of which are owned and seven of which are under lease. Eddie bauer is currently building a new headquarters addition.

Spiegel leases customer order centers in Reno, Nevada; Bensalem, Pennsylvania; Norcross, Georgia; and Wichita, Kansas, and customer service facilities in Rapid City, South Dakota and Oakbrook, Illinois. The Company owns its Westmont, Illinois corporate data center.

Newport News leases office space in New York, New York. Its order taking, customer service and administrative functions are performed in a leased facility, and its distribution function is performed in an owned facility, both of which are located in Hampton, Virginia. Newport News also owns approximately 62 acres of vacant land in Hampton, Virginia adjacent to its distribution facility. At present, there are no plans to either expand upon or dispose of this vacant land.

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

On March 20, 1995, the closing sales price of the Class A Non-Voting Common Stock, as quoted on the NASDAQ National Market System was $10 per share.

B.  HOLDERS

There were approximately 11,000 Class A Non-Voting Common Stockholders as of March 20, 1995. The Company believes that certain of the outstanding shares of Class A Non-Voting Common Stock are held by nominees for an unknown number of beneficial stockholders.

The Class B Voting Common Stock of the Company is privately held and is not publicly traded. As of the date hereof, there were five Class B Voting Common Stockholders.

C.  DIVIDENDS

The Company's policy since 1987 has been to pay regular cash dividends quarterly. Cash dividends per share paid for the years ended December 31, 1994 and 1993 are as follows:

               First    Second      Third       Fourth
              Quarter   Quarter     Quarter     Quarter     Total
              -------   -------     -------     -------     -----
1994          $.050     $.050       $.050       $.050       $.200
1993          $.035     $.075       $.035       $.050       $.195


Cash dividends per share for the first three quarters of 1993 have been restated from amounts previously reported to reflect the two-for-one split in the Company's outstanding common stock effected by the 100% stock dividend declared and paid in 1993.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31 ($000S OMITTED, EXCEPT PER SHARE AMOUNTS)

EARNINGS DATA

                                1994         1993         1992         1991         1990
                          -----------  -----------  -----------  -----------  -----------
Net sales and
  other revenues          $3,015,985   $2,596,147   $2,218,732   $1,976,308   $1,993,428
Earnings before
  income taxes(1)             47,246       87,363       69,367       30,793      100,540
Net earnings(2)           $   25,100   $   48,705   $   43,224   $   16,921   $   61,522
Net earnings per
  common share(2,3)       $      .23   $      .47   $      .42   $      .16   $      .59
Cash dividends per
  common share(3)         $      .20   $      .20   $      .18   $      .18   $      .18

BALANCE SHEET DATA
Current assets            $1,908,402   $1,592,665   $1,302,838   $1,305,217   $1,341,521
Total assets               2,560,287    2,210,591    1,785,213    1,728,163    1,746,299
Current liabilities          628,346      627,247      495,131      374,768      399,744
Long-term debt, excluding
  current maturities       1,300,364      971,683      764,235      841,196      831,150
Stockholders' equity      $  579,217   $  567,485   $  478,345   $  453,598   $  455,095

(1). Operating income for 1993 included a $39,000 charge recorded in the third quarter to reflect the estimated impact of closing certain of the Company's existing catalog distribution facilities.

(2). Net earnings for 1992 include income of $4,101, or $.04 per share, for the cumulative effect of accounting changes for postretirement health care benefits and inventory overhead capitalization.

(3). Net earnings per common share and cash dividends per common share for 1990 through 1992 have been restated to reflect the two-for-one split in the Company's outstanding common stock effected by the 100% stock dividend declared and paid in 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($000S OMITTED, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated financial statements as a percent of total revenue or net sales for the years ended December 31, 1994, 1993 and 1992.

                                              1994         1993       1992
                                           --------     --------   --------
Net sales and other revenues:
  Net sales                                   89.7%        90.0%      88.9%
  Finance revenues                             7.7%         7.5%       7.8%
  Other revenues                               2.6%         2.5%       3.3%
                                           --------     --------   --------
                                             100.0%       100.0%     100.0%
As a percent of net sales:
  Gross profit                                33.8%        34.3%      31.8%
As a percent of total revenues:
  Selling, general and
    administrative expenses                   36.2%        33.2%      32.2%


1994 COMPARED WITH 1993

Net sales for the year ended December 31, 1994 increased 16% to $2,706,791 compared with $2,337,235 for the year ended December 31, 1993. Total Company catalog sales of $1,742,131 increased 16% for the year ended December 31, 1994 compared with the year ended December 31, 1993, due in part to increases in the home furnishings areas and certain categories of women's apparel as well as the effect of a whole year of New Hampton sales. Retail sales of $964,660 for the year ended December 31, 1994 increased $124,488 or 15%, compared with the year ended December 31, 1993, due primarily to an increase in the total number of Eddie Bauer stores to 353 at December 31, 1994 from 294 at December 31, 1993. Additionally, Eddie Bauer's comparable store sales increased 4%. Despite the increases noted above, total company sales fell below management expectations, especially in the critical fourth quarter, due to lack of demand for cold weather apparel and accessories, and softness in certain women's apparel categories.

Finance revenue increased $37,283 or 19.1% for the year ended December 31, 1994 compared to the year ended December 31, 1993 due to a larger FCNB Preferred Charge receivable portfolio throughout the 1994 period as compared to 1993. This increase was attributable to an increase in the number of Preferred Charge accounts resulting from the successful introduction of the Preferred Charge to New Hampton customers in 1994 and significant credit customer acquisition efforts at Spiegel and Eddie Bauer. Other revenue includes a gain of $10,658 recognized on the sale of $150,000 of Preferred Charge receivables completed in September 1994.

Gross profit margin on net sales for the year ended December 31, 1994 was 33.8% compared with 34.3% for the year ended December 31, 1993. This decline was primarily due to a higher level of promotional and markdown activity, especially in the fourth quarter of 1994 as compared to the same period of 1993. These markdowns were taken in an effort to dispose of potential overstock inventory as sales were below expectations during this critical period of the Company's operating cycle.

Selling, general and administrative expenses as a percent to total revenues for the years ended December 31, 1994 and 1993 were 36.2% and 33.2%, respectively. This increase reflects the higher advertising and circulation costs associated with the Company's planned strategy of increasing market share through aggressive new catalog customer acquisition programs. Results also reflect the incremental expenses incurred from the conversion to a new common order fulfillment system and dual operating expenses associated with the start-up of and transition to a new catalog distribution facility for Eddie Bauer and Spiegel. Eddie Bauer completed its transition to the new facility during the third quarter of 1994. Spiegel has begun shipments out of the facility and is expected to complete its transition during the first half of 1995. Due to this transition, the Company expects selling, general and administrative expenses for the first half of 1995 to be above last year's levels. The Company anticipates realizing operating efficiencies and reduced costs after the transition is completed.

The Company recorded a $39,000 nonrecurring charge in the third quarter of 1993 to provide for the estimated impact of closing certain of the Company's existing catalog distribution facilities. Approximately $23,000 of expenditures have been made to date including certain termination benefits and the impact on net periodic pension cost. Except for the noncash write-off of property and equipment with an approximate book value of $6,500, the Company expects the majority of the remaining amounts will be paid in early 1995. The total expenditures for the closure are expected to be in line with original estimates.

Interest expense for the year ended December 31, 1994 was $85,380 compared to $72,225 for the year ended December 31, 1993. The increase was due to higher debt levels and slightly higher effective interest rates. The increase in debt was used primarily to finance higher average levels of customer accounts receivable, higher average inventory levels, and capital expenditures.

The effective tax rate for 1994 was 46.9% as compared to 44.2% in 1993. This increase was due to an increase in state income tax rates as well as the relative impact of the amortization of non-deductible goodwill as a percentage of earnings before taxes.

1993 COMPARED WITH 1992

Net sales for the year ended December 31, 1993 increased 19% to $2,337,235 compared with $1,972,283 for the year ended December 31, 1992. This increase resulted from positive response to merchandise offerings at Spiegel and Eddie Bauer. Total Company catalog sales of $1,497,063 increased 18% for the year ended December 31, 1993 compared with the year ended December 31, 1992, due in part to aggressive catalog customer acquisition programs. Retail sales of $840,172 for the year ended December 31, 1993 increased $135,001 or 19%, compared with the year ended December 31, 1992, due primarily to Eddie Bauer's 11% increase in comparable store sales and, to a lesser extent, new store openings. The comparable store sales increase was primarily due to Eddie Bauer's change in its merchandise focus and retail store remodeling program initiated in 1991.

Finance revenue for the year ended December 31, 1993 increased $20,959, or 12% over the year ended December 31, 1992, due to higher average customer accounts receivable in 1993. This increase in average customer accounts receivable was attributable to a higher level of Preferred Charge sales and a reduction in customer accounts receivable sold. Other revenue for the year ended December 31, 1993 decreased $8,496, or 12% from 1992, due to the effects of sales of customer accounts receivable in 1992, partially offset by the effects of the sale of a small portfolio of MasterCard receivables in 1993.

Gross profit margin on net sales for the years ended December 31, 1993 and 1992 were 34.3% and 31.8%, respectively. This improvement was due to lower levels of promotional activity throughout 1993 compared with 1992 and, to a lesser extent, lower costs associated with improved sourcing of merchandise.

Selling, general and administrative expenses as a percent of total revenues for the years ended December 31, 1993 and 1992 were 33.2% and 32.2%, respectively. This expense ratio for the year ended December 31, 1992 was favorably impacted by revenue (with only nominal selling, general and administrative costs) related to the effects of sales of customer accounts receivable. The expense ratio for the year ended December 31, 1993 was not similarly impacted. Also reflected in this ratio were the relatively higher expense levels at newly acquired New Hampton, Inc.

Included in operating results for 1993 was a $39,000 nonrecurring charge recorded in the third quarter to reflect the estimated impact of closing certain of the Company's existing catalog distribution facilities.

Interest expense for the year ended December 31, 1993 was $3,830 lower than in 1992 due to a reduction in the Company's effective borrowing rate. Partially offsetting the effect of the lower borrowing rate was higher average debt maintained to finance higher average inventory levels, higher average levels of customer accounts receivable, continued expansion of the Eddie Bauer retail division, expenditures relating to the new catalog distribution facility and the purchase of New Hampton.

The effective tax rate for 1993 was 44.2% compared with 43.6% in 1992. This increase was primarily due to a change in federal statutory corporate tax rate from 34% to 35% enacted in the third quarter of 1993 and retroactive to January 1, 1993. In accordance with Statement of Financial Accounting Standards No. 109, ""Accounting for Income Taxes,'' income tax expense for 1993 included a charge to cumulatively adjust taxes currently payable and deferred income taxes on the balance sheet to reflect the new tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer accounts receivable and the issuance of debt. Customer accounts receivable sold were $480,000 and $330,000 at December 31, 1994 and December 31, 1993, respectively. The Company issued 400,000 and 3,600,000 shares of Class A non-voting common stock in 1994 and 1993, respectively. Proceeds from these transactions were $6,900 and $61,546 in 1994 and 1993, respectively.

Net cash used in operating activities was $238,792 for the year ended December 31, 1994 as compared to net cash provided by operating activities of $20,311 in the comparable prior year period. The net increase in cash requirements is the result of several factors including higher inventory levels companywide but particularly at Eddie Bauer. The Company expects to reduce inventory levels in the first quarter of 1995. Also, payments on other working capital items such as income taxes represented significant uses of cash.

Average customer accounts receivable levels were greater than comparable 1993 levels due to increased credit sales and an increased number of credit card accounts resulting from the successful introduction of the Preferred Charge to New Hampton customers in 1994 and significant customer acquisition efforts at Spiegel and Eddie Bauer. In 1994, the Company sold $150,000 in customer receivables, reported as operating cash flows. In 1993, FCNB sold $32,756 of customer accounts receivable which arose from a discontinued MasterCard program.

Over the last two years, the Company has invested significant capital in building a stronger infrastructure. Capital expenditures for 1994 and 1993 were $84,191 and $104,489, respectively. In both 1994 and 1993, the expenditures were primarily related to the new catalog distribution center and the continued expansion and remodeling of Eddie Bauer stores. Expenditures for the catalog distribution center were significantly higher in 1993 than in 1994. In 1995, capital expenditures for the Company will largely be dedicated to the expansion of Eddie Bauer including the purchase of a new retail distribution facility and the construction of a headquarters addition which will be started in 1995 and completed in 1996. The Company will continue with plans for expansion and remodeling of Eddie Bauer stores. By the end of 1995, the Company believes that spending will return to more normalized levels as the majority of the plans will be completed.

As of December 31, 1994, total debt was $1,380,684, compared with $1,060,835 as of December 31, 1993. This higher level of debt was required primarily to finance higher average inventory levels, higher average customer accounts receivable owned, and capital expenditures.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities and other available sources of credit will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

At December 31 ($000s omitted, except per share amounts)

                                                        1994           1993
                                                 ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $    33,439    $    47,389
  Receivables, net                                 1,125,728        998,525
  Inventories                                        597,781        438,869
  Prepaid expenses                                    80,970         59,845
  Refundable income taxes                             24,904              -
  Deferred income taxes                               45,580         48,037
                                                 ------------   ------------
    Total current assets                           1,908,402      1,592,665
Property and equipment, net                          335,103        288,551
Intangibles, net                                     180,446        189,454
Other assets                                         136,336        139,921
                                                 ------------   ------------
                                                  $2,560,287     $2,210,591
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt           $    80,320     $   89,152
  Accounts payable                                   265,752        226,311
  Accrued liabilities:
    Salaries and wages                                31,114         32,255
    General taxes                                    118,266         97,764
    Closing of distribution facilities                15,928         38,480
    Other accrued liabilities                        116,966        103,724
    Income taxes                                        --           39,561
                                                 ------------   ------------
    Total current liabilities                        628,346        627,247

Long-term debt, excluding current maturities       1,300,364        971,683
Deferred income taxes                                 52,360         44,176
                                                 ------------   ------------
    Total liabilities                              1,981,070      1,643,106
                                                 ------------   ------------
Stockholders' equity:
  Class A non-voting common stock, $1.00 par
    value; authorized 16,000,000 shares;
    15,065,244 shares issued and outstanding
    at December 31, 1994; 14,599,824 shares
    issued and outstanding at December 31,1993        15,065         14,600
  Class B voting common stock, $1.00 par value;
    authorized 94,000,000 shares; 93,141,654
    shares issued and outstanding at
    December 31, 1994 and 1993                        93,142         93,142
  Additional paid-in capital                         215,800        209,029
  Retained earnings                                  255,210        250,714
                                                  ------------   ------------
    Total stockholders' equity                       579,217        567,485
                                                 ------------   ------------
                                                  $2,560,287     $2,210,591
                                                 ============   ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31 ($000s omitted, except per share amounts)

                                                1994        1993        1992
                                          ----------  ----------  ----------
NET SALES AND OTHER REVENUES
Net sales                                 $2,706,791  $2,337,235  $1,972,283
Finance revenue                              232,267     194,984     174,025
Other revenue                                 76,927      63,928      72,424
                                          ----------  ----------  ----------
                                           3,015,985   2,596,147   2,218,732
COST OF SALES AND OPERATING EXPENSES
Cost of sales, including buying and
  occupancy expenses                      1,790,722   1,536,642    1,344,711
Selling, general and
  administrative expenses                 1,092,637     860,917      714,132
Nonrecurring charge                               -      39,000       14,467
                                          ----------  ----------  ----------
                                          2,883,359   2,436,559    2,073,310

  Operating income                          132,626     159,588      145,422

Interest expense                             85,380      72,225       76,055
                                          ----------  ----------  ----------
  Earnings before income taxes and
    cumulative effect of accounting
    changes                                  47,246      87,363      69,367

Income taxes                                 22,146      38,658      30,244
                                          ----------  ----------  ----------
  Earnings before cumulative
  effect of accounting changes               25,100      48,705      39,123

  Cumulative effect of accounting
    changes, net of income taxes of
    $3,171                                        -           -       4,101
                                          ----------  ----------  ----------
Net earnings                                $25,100   $  48,705  $   43,224
                                          ==========  ==========  ==========

EARNINGS PER COMMON SHARE
Net earnings per common share before
  cumulative effect of accounting changes   $  0.23   $    0.47  $     0.38

Cumulative effect of accounting changes           -           -        0.04
                                          ----------  ----------  ----------
Net earnings per common share               $  0.23   $    0.47  $     0.42
                                          ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31 ($000s omitted, except per share amounts)

                                                                                     Treasury
                                                                                        stock
                                     Class A        Class B  Additional               Class A
                                  non-voting         voting     paid-in  Retained  non-voting
                          Total` common stock  common stock     capital  earnings      common
                         ------- ------------  ------------  ----------  --------  ----------
Balances at
  December 31, 1991     $453,598      $12,000       $93,142    $154,285  $199,397    $(5,226)
Net earnings              43,224                                           43,224
Cash dividends
  ($.18 per share)      (18,715)                                          (18,715)
Issuance of 42,804
  treasury shares            238                                     48                    190
                         ------- ------------  ------------   ---------  ---------  ----------
Balances at
  December 31, 1992      478,345       12,000        93,142     154,333    223,906     (5,036)
Net earnings              48,705                                            48,705
Cash dividends
  ($.20.per share)      (20,298)                                          (20,298)
Issuance of 3,627,600
  common shares           61,705        3,628                    58,077
Issuance of 109,220
  treasury shares            627                                    144                    483
Retirement of 1,027,776
  treasury shares              -      (1,028)                   (3,525)                  4,553
Minimum pension
  liability adjustment   (1,599)                                           (1,599)
                         ------- ------------  ------------   ---------  ---------  ----------
Balances at
  December 31, 1993      567,485       14,600        93,142     209,029    250,714
Net earnings              25,100                                            25,100
Cash dividends
  ($.20 per share)      (21,637)                                          (21,637)
Issuance of 465,420
  common shares            7,236         465                      6,771
Minimum pension
  liability adjustment     1,033                                             1,033
                         ------- ------------  ------------   ---------  ---------  ----------
Balances at
  December 31, 1994     $579,217      $15,065       $93,142    $215,800   $255,210        $  -
                         ------- ------------  ------------   ---------  ---------  ----------
                         ------- ------------  ------------   ---------  ---------  ----------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31 ($000S OMITTED, EXCEPT PER SHARE AMOUNTS)

                                                      1994        1993         1992
                                                ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                    $   25,100   $  48,705    $  43,224
Adjustments to reconcile net earnings to
  net cash provided by (used in)
  operating activities:
  Cumulative effect of change
    in method of accounting for inventory costs          -            -     (13,130)
  Cumulative effect of adoption of SFAS No. 106
    for certain postretirement benefits                  -            -       5,858
  Write-down of property and
    equipment of certain
    distribution facilities                              -       6,500            -
  Depreciation and amortization
    of property and equipment                       41,998      34,336       30,889
  Amortization of intangibles                        9,008       9,115       24,105
  Change in assets and liabilities,
    net of effects of acquisition:
    Sale of customer accounts receivable           150,000      32,756      330,000
    Increase in receivables, net                  (277,203)   (209,800)    (252,085)
    (Increase) decrease in inventories            (162,526)      2,447      (90,667)
    Increase in prepaid expenses                   (21,125)     (1,272)        (701)
    Increase in accounts payable                    39,441      44,553       30,355
    Increase in accrued liabilities                 11,264      59,678       16,214
    Increase (decrease) in income taxes            (54,749)     (6,707)      14,706
                                                ----------- -----------  -----------
    Total adjustments                             (263,892)    (28,394)      95,544
                                                ----------- -----------  -----------
  Net cash provided by (used in)                  (238,792)     20,311      138,768
    operating activities                        ----------- -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of New Hampton, net of cash acquired          -    (39,492)           -
Net additions to property and equipment            (84,191)   (104,489)     (58,779)
Net (additions) reductions to other assets           3,585     (59,629)     (55,644)
                                                ----------- -----------  -----------
  Net cash used in investing activities            (80,606)   (203,610)    (114,423)
                                                ----------- -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                                  $399,000    $241,600      $91,718
Payments of debt                                   (79,151)    (56,550)    (112,613)
Dividends paid                                     (21,637)    (20,298)     (18,715)
Issuance of common shares                            7,236      61,705            -
Issuance of treasury shares                              -         627          238
                                                ----------- -----------  -----------
  Net cash provided by (used in)
  financing activities                             305,448     227,084      (39,372)
                                                ----------- -----------  -----------
    Net change in cash and cash equivalents        (13,950)     43,785      (15,027)
Cash and cash equivalents at
  beginning of year                                 47,389       3,604       18,631
                                                ----------- -----------  -----------
Cash and cash equivalents at end of year          $ 33,439   $  47,389    $   3,604
Supplemental cash flow information              =========== ==========   ===========
  Cash paid during the year for:
    Interest                                      $ 85,723   $  69,242    $  75,164
                                                =========== ==========   ===========
    Income taxes                                  $ 66,702   $  41,035    $  25,628
                                                =========== ==========   ===========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($000s omitted, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly-owned subsidiaries (the Company). All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated in consolidation. Investments of 50% or less in affiliated companies are included under the equity method. In 1994, the Company modified its year for financial reporting purposes from calendar periods to a 52/53 week fiscal year.

REVENUE RECOGNITION

Sales made under installment accounts represent a substantial portion of net sales. Finance revenue on customer- installment accounts receivable is recorded as income when earned, using the effective yield method. The Company provides for returns at the time of sale based upon projected merchandise returns.

CASH EQUIVALENTS

Cash equivalents consist principally of highly liquid government securities with maturities of three months or less.

INVENTORIES

Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined primarily by the average cost method or the weighted average cost method. Cost of certain other inventories is determined by the first-in, first-out method.

ADVERTISING COSTS

Capitalized catalog costs are amortized over the expected lives of the catalogs, which are less than one year. Unamortized costs as of December 31, 1994 and 1993 were $51,524 and $45,509, respectively. All other advertising is expensed as incurred.

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

INTANGIBLES

Intangible assets represent principally trademarks and the excess of cost over the fair market value of net assets of businesses purchased. The Company amortizes these intangibles in relation to the anticipated benefits to be derived from the businesses acquired, not to exceed 40 years. Total accumulated amortization of these intangibles was $55,843 and $47,212 at December 31, 1994 and 1993, respectively.

SYSTEMS DEVELOPMENT COSTS

Significant systems development costs are capitalized and amortized on a straight-line basis over a three year period. Unamortized costs included in other assets as of December 31, 1994 and 1993 were $30,760 and $16,900, respectively.

EMPLOYEE PENSION PLANS

Company policy is to, at a minimum, fund the pension plans to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

INCOME TAXES

The Company uses the liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, ""Accounting for Income Taxes.'' Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is included in the consolidated federal income tax return of Spiegel, Inc.'s majority shareholder, Spiegel Holdings, Inc.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of both classes of common shares outstanding during the year.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified from amounts previously reported to conform with the 1994 presentation.


2. ACCOUNTING CHANGES

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

In 1992, the Company adopted SFAS No. 106, ""Employers' Accounting for Postretirement Benefits Other Than Pensions.'' The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $3,304 (net of income tax benefit of $2,554) which represents the accumulated postretirement benefit obligation existing at January 1, 1992. The impact of this change on 1992 operations was not material.

3. ACQUISITION

On August 27, 1993, the Company acquired substantially all of the assets of New Hampton, Inc. (New Hampton) through a bankruptcy proceeding for approximately $40 million in cash. New Hampton is a specialty catalog company offering fashionable, moderately priced women's apparel. The fair value of assets acquired approximated the purchase price. Accordingly, no goodwill has been recorded. The operating results of New Hampton subsequent to the acquisition date are included in the consolidated financial statements of the Company.

4. NONRECURRING CHARGES

The Company has relocated certain of its catalog distribution operations to a new facility in Groveport, Ohio, which will consolidate the majority of catalog distribution functions of Spiegel and Eddie Bauer. Included in operating results for the third quarter of 1993 was a $39,000 nonrecurring charge for the estimated costs for closure of certain of the Company's existing catalog distribution facilities. The charge to earnings consisted of estimates for termination benefits, disposal of certain fixed assets and other related costs. Approximately $23,000 of expenditures have been made to date. The company expects the majority of the remaining amounts will be paid in early 1995, except for the write-off of the book value of certain property and equipment, which is a noncash item provided for in the charge.
The total expenditures for the closure are expected to be in line with original estimates.

In 1992, the Company discontinued the use of the Honeybee name in its catalogs. Accordingly, operating income was reduced in 1992 by $14,467 to reflect the permanent impairment of the trademarks and goodwill associated with Honeybee which were included in the balance sheets.

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

Receivables at December 31, 1994 and 1993 consist of the following:

                                                       1994             1993
                                                -----------      -----------
Customer receivables serviced                   $1,683,444        $1,403,618
Customer receivables sold                         (480,000)        (330,000)
                                                -----------      -----------
Customer receivables owned                       1,203,444         1,073,618
Less allowance for returns                         (27,762)         (28,238)
Less allowance for doubtful accounts               (49,954)         (46,855)
                                                -----------      -----------
Receivables, net                                $1,125,728          $998,525
                                                ===========      ===========


During 1994 and 1992, the Company transferred portions of its customer receivables to trusts which, in turn, sold certificates representing undivided interests in the trusts to investors. Certificates sold were $150,000 in 1994 and $330,000 in 1992. As a result of these transactions, other revenue increased by $10,658 and $10,533 in 1994 and 1992, respectively. As of December 31, 1994, $480,000 of the certificates were outstanding. The bad debt reserve related to the net receivables sold has been reduced accordingly. Cash flows generated from the receivables in the trusts are dedicated to payment of fixed rate interest on the certificates, reimbursement of accounts charged off in the trusts, and payment of servicing fees to the Company. Excess cash flows revert to the Company. The Company owns the remaining undivided interest in the trusts not represented by the certificates and will continue to service all receivables for the trusts.

In one of the transactions the Company acted as the cash collateral lender, providing $14,400 for the benefit of that trust. This amount is included in the Company's other assets. In another transaction, the Company established reserve funds that are available if cash flows from the receivables become insufficient to make the required payments. Restricted cash accounts have been maintained for these reserve funds, none of which has been utilized as of December 31, 1994. The restricted cash of $35,000 at December 31, 1994 and 1993, respectively, was included in other assets.

In 1993, First Consumers National Bank (a wholly-owned subsidiary of the Company) sold $32,756 of customer accounts receivable which arose from a discontinued MasterCard affinity program.

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1994 and 1993 consist of the following:

                                                       1994              1993
                                                 -----------       -----------
Land                                              $  19,685           $ 19,353
Buildings and improvements                          123,512             56,776
Equipment                                           182,921            137,781
Leasehold improvements                              130,958            117,364
                                                 -----------       -----------
                                                    457,076            331,274
Less accumulated depreciation and amortization     (147,160)         (116,068)
                                                 -----------       -----------
                                                    309,916            215,206
Construction in process                              25,187             73,345
                                                 -----------       -----------
Property and equipment, net                       $ 335,103           $288,551
                                                 ===========       ===========


7. LONG-TERM DEBT

The following is a summary of the Company's long-term debt at December 31, 1994 and 1993:


                                                        1994               1993
                                                  -----------       -----------
Notes payable:
  Commercial paper, supported by
    stand-by credit commitment                    $  504,000           $290,000
  Term loan agreements, 3.00% to 10.25%,
    due February 14, 1995
    through December 9, 2004                         687,934            592,085
Subordinated notes, 6.56% to 10.31%,
  due June 28, 1996
  through June 30, 2000                              128,750            118,750
Secured notes, 7.25% to 7.35%,
  due November 15, 2001 through

  November 15, 2005                                   60,000             60,000
                                                  -----------       -----------
  Total long-term debt                             1,380,684          1,060,835
Less current maturities of long-term debt            (80,320)          (89,152)
                                                  -----------       -----------
Long-term debt, excluding current maturities      $1,300,364           $971,683
                                                  ===========       ===========



At December 31, 1994, outstanding commercial paper of $504,000 has been included in long-term debt, as the amount of the borrowings that will be outstanding throughout the period covered by the commitment is not expected to fall below this level or will be replaced with other long-term financing. This commercial paper program is supported by an irrevocable stand-by credit commitment with a group of 13 banks. The credit commitment was increased to $600,000 from $450,000 in December 1994. The credit agreement expires in September 1997 and is subject to annual extension upon mutual agreement of the Company and banks. If the Company elects to borrow under certain provisions of the credit agreement, the loans would be payable on the expiration date of this agreement. Fees paid to the banks do not exceed 1/5 of 1% per year of outstanding borrowings and 1/4 of 1% of the total commitment. The effective annual interest rates were 5.2% in 1994 and 4.2% in 1993, including previously mentioned fees.

The Company also borrows funds under a stand-by letter of credit and revolving credit facility of $300,000 with a group of eleven banks. The credit agreement was increased to $300,000 from $125,000 in August 1994. The credit agreement expires in March 1998. Certain provisions of the credit agreement limit availability of these funds through a specified time period. This time period generally coincides with peak cash flows generated by operations of the Company. As a result of changes in the credit agreement, fees are currently 1/5 of 1% per year based on the total commitment. Borrowings under this commitment were an average of $47,844 and a maximum of $200,000 during 1994 and an average of $21,422 and a maximum of $66,000 during 1993.

Included in notes payable is a $27,500 term loan with the same eleven banks with amortizing payments through 1997. The agreement stipulates that interest is paid based on the London Interbank Offering Rate (LIBOR) plus a margin. In January 1993, the Company entered into an interest rate swap agreement with a major financial institution. Currently, at the end of 1994, this rate is fixed at 6.42%. The notional amount of the swap agreement and the maturity date correspond with that of the outstanding debt over the life of the term loan. The institution is expected to fully perform under the terms of the agreement, thereby mitigating the risk from this transaction. At December 31, 1994, the swap had a fair market value representing an immaterial net unrealized gain for the Company.

The company has available uncommitted money market lines aggregating $45,000. Usage under these lines averaged $5,493 during 1994 at various floating rates of interest.

The Company also has letter of credit facilities to support the purchase of inventories. Letter of credit commitments outstanding were $140,173 and $69,786 at December 31, 1994 and 1993, respectively.

The fair value of the Company's long-term debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, approximates the carrying value of such debt at December 31, 1994.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1994 are as follows: 1995, $80,320; 1996, $86,672; 1997,
$609,542; 1998, $162,900; and 1999 and thereafter, $441,250.

8. EMPLOYEE BENEFIT PLANS

The Company has established the following employee benefit plans to recognize the contributions made to successful operations by the Company's employees.

SAVINGS AND PROFIT SHARING PLANS

Eligible salaried and hourly employees may participate in these plans. As specified in these plans the Company's annual contributions are determined by applying a formula to earnings before income taxes. Employees may elect to contribute a maximum of 10% of their base salary, subject to special limitations imposed by the Internal Revenue Service. Expense under these plans was $5,673, $9,001 and $6,983 in 1994, 1993 and 1992, respectively.

THRIFT PLANS

The Company has thrift plans for its eligible salaried employees in which employees may elect to contribute up to 6% of their base salary, with the Company matching the contribution dollar for dollar up to the first 3%, and 50 cents for each dollar contributed up to the next 3%. The Company also has separate thrift plans for certain eligible hourly employees. Employees may elect to contribute up to 6% of their base salary with the Company contributing 25 cents for each dollar of employee contributions. Expense under these plans was $4,917, $4,092 and $3,840 in 1994, 1993 and 1992, respectively.

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

A summary of the changes in the options outstanding is as follows:


                                            Shares       Amount   Average Price
                                        -----------   ----------  -------------
Outstanding at December 31, 1991         1,089,700       $ 7,319          $6.72
  Granted                                  170,800         1,433           8.39
  Exercised                                (42,440)        (235)           5.54
  Canceled                                 (78,980)        (612)           7.75
                                        -----------   ----------  -------------
Outstanding at December 31, 1992         1,139,080         7,905           6.94

  Granted                                  206,500         4,595           22.25
  Exercised                               (136,820)        (786)            5.75
  Canceled                                 (18,120)        (157)            8.64
                                        -----------   ----------   -------------
Outstanding at December 31, 1993         1,190,640        11,557            9.71

  Granted                                  128,800         1,288           10.00
  Exercised                                (65,420)        (343)            5.24
  Canceled                                  (1,200)          (9)            7.85
                                        -----------   ----------   -------------
Outstanding at December 31, 1994         1,252,820      $12,493            $9.97
                                        ===========   ==========   =============
Exercisable at December 31, 1994           760,860      $ 6,058            $7.96
                                        ===========   ==========   =============


Total stock options authorized but unissued at December 31, 1994 were 32,300.

PENSION PLANS

The Company also has defined benefit pension plans covering substantially all employees other than those eligible to participate in the savings and profit sharing plans and those hourly employees eligible to participate in the thrift plans. The unit credit actuarial cost method is used in developing the costs of the pension plans. A flat benefit formula is used to measure the pension benefit obligation. Due to the relocation of certain of its catalog distribution operations, the Company recognized a curtailment of a related hourly pension plan. The impact on net periodic pension cost for 1993 was a charge to operating income of $12,100, which was included in the $39,000 nonrecurring charge in the consolidated statements of earnings.

The net periodic pension cost for the years ended December 31, 1994, 1993 and 1992 is computed as follows:

                                             1994           1993        1992
                                         ---------       --------    --------
Service cost                             $    433        $   940      $  914
Interest cost                               4,340          3,562       3,492
Return on plan assets                       1,719         (7,448)     (4,267)
Net amortization and deferral              (5,517)        16,046       1,020
                                         ---------       --------    --------
Net periodic pension cost                $    975        $13,100      $1,159
                                         =========       ========    ========



Weighted average assumptions used in accounting for obligations and assets were as follows:

                                                             1994        1993
                                                          --------    --------
Discount rate                                                9.0%        7.5%
Expected long-term rate of return on assets                  9.0%        9.0%



The following table sets forth the plans' funded status at December 31, 1994 and 1993:

                                                     1994                1993
                                                 Union Non-Union     Union Non-Union
                                                  Plan      Plan      Plan      Plan
                                             --------- ---------   -------- ---------
Accumulated and projected
benefit obligation:
  Vested                                     $ 41,145   $ 8,519    $48,296   $ 9,325
  Non-Vested                                    1,864       207      2,076       251
                                             --------- ---------   -------- ---------
Total                                          43,009     8,726     50,372     9,576
Market value of plan assets                    39,079     9,504     40,141    10,695
                                             --------- ---------   -------- ---------
Over (under) funded projected
  benefit obligation                           (3,930)      778    (10,231)    1,119
Unrecognized net transition liability           1,106     1,484      1,475     1,696
Unrecognized net (gain) loss from
  past experience different from
  that assumed and effects
  of changes in assumptions                       923        68      2,890      (462)
Additional liability required to
  recognize minimum liability                  (2,029)        -      (4,365)        -
Prepaid (accrued) pension cost               --------- --------     -------- ---------
  in the balance sheet                        $(3,930)   $2,330    $(10,231)   $2,353
                                             ========= ========    ========= =========


POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to the benefits described above, the Company provides certain medical benefits for eligible retired employees until age 65.

The following table presents the accumulated postretirement benefit obligation at December 31, 1994 and 1993:

                                                             1994       1993
                                                           -------    -------
Retirees                                                   $1,394     $1,474
Fully eligible active plan participants                     2,124        955
Other active plan participants                              4,041      5,275
                                                           -------    -------
Total                                                       7,559      7,704
Unrecognized prior service cost                              (715)         -
Unrecognized gain (loss)                                      154     (1,393)
                                                           -------    -------
Accrued postretirement benefit cost in the balance sheet   $6,998     $6,311
                                                           =======    =======


The net periodic postretirement benefit cost for the years ended December 31, 1994, 1993 and 1992 is computed as follows:

                                                1994         1993       1992
                                             --------     --------   --------
Service cost                                 $  616       $   352     $  352
Interest cost                                   583           496        496
Net amortization and deferral                    56             -          -
                                             --------     --------   --------
Net periodic postretirement benefit cost     $1,255       $   848     $  848
                                             ========     ========   ========


For measurement purposes, a 12% and 14% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1994 and 1993, respectively. This rate was assumed to decrease 1% per year to 6% in 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $538 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994 by $140.

The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 9.0% and 7.5% at December 31, 1994 and 1993, respectively.

9. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                 1994        1993        1992
                                              --------    --------   --------
Current                                       $11,506     $67,223    $27,408
Deferred                                       10,640     (28,565)     2,836
                                              --------    --------   --------
                                              $22,146     $38,658    $30,244
                                              ========    ========   ========


The differences between the provision for income taxes at the statutory rate and the amounts shown in the consolidated statements of earnings for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                    1994               1993             1992
                               Amount   Percent   Amount   Percent  Amount   Percent
                              --------  -------  --------  ------- --------  -------
Statutory rate                $16,536    35.0%   $30,577    35.0%  $23,585    34.0%
State income tax (net of
  federal income tax benefit)   3,728     7.9      5,851     6.7     5,064     7.3
Amortization of
  non-deductible goodwill       1,882     4.0      1,970     2.2     1,595     2.3
Change in statutory rate            -       -        260     0.3         -       -
                              --------  -------  --------  ------- --------  -------
Effective tax rate            $22,146    46.9%   $38,658    44.2%  $30,244    43.6%
                              ========  =======  ========  ======= ========  =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                                            1994        1993
                                                       ----------   ----------
Deferred tax assets:
  Allowance for doubtful accounts                       $ 18,491     $16,224
  Allowance for the gross profit
    on estimated future returns                           12,872      12,596
  Reserve for distribution facility and store closings     7,251      13,103
  Compensated absences accruals                            5,053       4,507
  Pension liability                                          184       2,485
  Deferred rent obligation                                   740       2,426
  Postretirement benefit obligation                        3,003       2,401
  Capitalized overhead in inventory                        9,471       4,300
  Other                                                    2,988       3,439
                                                       ----------   ----------
Total deferred tax assets                                 60,053      61,481
                                                       ----------   ----------
Deferred tax liabilities:
  Property and equipment                                  47,715      42,036
  Prepaid and deferred expenses                            7,035       5,425
  Gain on sale of accounts receivable                      7,075       6,005
  Earned but unbilled finance charges                      3,694       3,193
  Other                                                    1,314         961
                                                       ----------   ----------
Total deferred tax liabilities                            66,833      57,620
                                                       ----------   ----------
Net deferred tax assets (liabilities)                   $ (6,780)    $ 3,861
                                                       ==========  ==========


10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms generally range from 10 to 25 years and many contain renewal options. Many of the retail store leases provide for minimum annual rentals plus additional rentals based upon percentage of sales, which range from 2.5% to 5%. Rental expense for all operating leases was $100,394 in 1994, $87,177 in 1993 and $77,662 in
1992.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994:

                                                                  Amount
                                                                ---------
                            1995                                $100,124
                            1996                                  95,249
                            1997                                  91,500
                            1998                                  82,251
                            1999 and thereafter                 $414,934


LITIGATION

The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

11. STOCKHOLDERS' EQUITY

On January 5, 1994 the Company issued 400,000 shares of Class A non-voting common stock. Accordingly, common stock was increased by $400 representing the par value of the shares and additional paid-in capital was increased by approximately $6,500 for the difference between the proceeds from the issuance and the par value.

On October 11, 1993, the holders of a majority of Class B voting common stock of the Company adopted an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A non-voting common stock of the Company from 8,000,000 to 16,000,000 shares and Class B voting common stock from 47,000,000 to 94,000,000 shares.

On October 11, 1993, the Board of Directors declared a 100% stock dividend to stockholders of record on October 22, 1993, payable on November 2, 1993. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock of $6,000 for Class A non-voting and $46,571 for Class B voting common stock. All 1993 and prior year common share and per share disclosures have been restated to reflect the stock dividend.

On October 22, 1993, the Board of Directors approved the retirement of the 1,027,776 shares of Class A non-voting common stock held in treasury with a carrying value of $4,553. Accordingly, common stock was reduced by $1,028 representing the par value of the shares, and additional paid-in capital was reduced by $3,525 for the difference between the carrying value of the treasury shares and the par value.

On December 20, 1993, the Company issued an additional 3,600,000 shares of Class A non-voting common stock through a public offering. Accordingly, common stock was increased by $3,600 for the par value of the shares and additional paid-in capital was increased by $57,946 for the difference between the proceeds from the issuance and the par value.

STATEMENT OF MANAGEMENT RESPONSIBILITY

We have prepared the accompanying consolidated financial statements and related information for the years 1994, 1993 and 1992. The opinion of the Company's independent auditors, KPMG Peat Marwick LLP, on those financial statements follows. The primary responsibility for the integrity and objectivity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

The Company maintains an internal control structure that is adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and that produces records adequate for preparation of financial information. There are limits inherent in all systems of internal control structures based on the recognition that the cost of such a structure should not exceed the benefits to be derived. In addition, the Company maintains an internal auditing department to review the adequacy, application and compliance of the internal control structure.

KPMG Peat Marwick LLP, independent auditors, has been engaged to audit the financial statements and to render an opinion as to their conformity with generally accepted accounting principles. They conducted their audit in accordance with generally accepted auditing standards. Those standards require that they plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. KPMG Peat Marwick LLP is a member of the SEC Practice Section of the American Institute of Certified Public Accountants.

The Board of Directors pursues its responsibility for these financial statements through its audit committee, composed of directors who are not employees of Spiegel or its subsidiaries, which meets periodically with both management and the independent auditors to assure that each is carrying out its responsibilities. KPMG Peat Marwick LLP and the internal audit department have free access to the audit committee, with and without the presence of management.

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors of Spiegel, Inc.:

We have audited the accompanying consolidated balance sheets of Spiegel, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiegel, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in note 2, in 1992 the Company changed its method of accounting for inventory to include capitalization of certain purchasing, warehousing, storage and transportation costs, and adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."


/s/ KPMG PEAT MARWICK LLP

Chicago, Illinois
February 10, 1995

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarters ended ($000s omitted, except per share amounts)


1994                        First            Second           Third            Fourth          Year End
----------------------- ------------     ------------    ------------      ------------     ------------
Net sales and
  other revenues         $  622,134       $  675,077      $  649,364        $1,069,410       $3,015,985
Operating income             29,350           31,365          27,013            44,898          132,626
Net earnings             $    6,544       $    6,504      $    2,798        $    9,254       $   25,100
Net earnings per
  common share           $      .06       $      .06      $      .03        $      .09       $      .23
Weighted average
  common shares
  outstanding           108,152,215       108,191,064    108,197,629       108,206,898      108,187,069

MARKET PRICE DATA
    High                 $   26 3/4       $   24 3/8      $   19 3/4        $   18 1/4       $   26 3/4
    Low                  $   17 3/4       $       17      $   13 1/2        $    8 3/4       $    8 3/4

1993
-----------------------
Net sales and
  other revenues         $  500,283       $  515,826        $550,334        $1,029,704       $2,596,147
Operating income (1)         22,784           24,257          (6,933)          119,480          159,588
Net earnings             $    2,900       $    3,995      $  (14,038)       $  55,848        $   48,705
Net earnings
  per common share (2)   $      .03       $      .04      $     (.13)       $     .53        $      .47
Weighted average
  common shares
  outstanding (2)       104,018,576      104,044,812     104,056,992       104,587,533      104,178,208

MARKET PRICE DATA
    High (2)             $   12 5/8        $      13      $   23 3/8        $      23        $   23 3/8
    Low (2)              $    7 3/4        $   8 3/8      $    9 3/4        $  16 5/8        $    7 3/4

        (1). Operating income for 1993 included a $39,000 charge recorded in the third quarter to reflect the estimated impact of closing certain of the Company's existing catalog distribution facilities.

        (2). Net earnings per common share, weighted average common shares outstanding and market price high and low data for the first three quarters of 1993 have been restated to reflect the two-for-one split in the Company's outstanding common stock effected by the 100% stock dividend declared and paid in 1993.


                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following persons are the directors of the Company.


                                                                                  Year
                                                                                Elected as
Name                          Age   Offices with Registrant or Other (4)         Director
----------------------        ---   ------------------------------------------  ----------
Dr. Michael Otto (1)          51    Chairman of the Board of Directors                1982
                                    and Chairman of the Board of Directors of
                                    Otto Versand (GmbH & Co) for at least the
                                    past five years.

John J. Shea (1)(3)           56    Vice Chairman of the Board of Directors,          1983
                                    President and Chief Executive Officer

Kenneth A. Bochenski          52    Senior Vice President - Operations and            1987
                                    Information Services

Thomas Bohlmann               49    Board of Directors and Director - Planning        1989
                                    and Control of Otto Versand (GmbH & Co)
                                    (1989); Managing Director of a subsidiary
                                    of Otto Versand (GmbH & Co)(1982)

Dr. Michael E. Crusemann(2)(3)49    Deputy Member of the Executive Board and          1994
                                    Chief Financial Officer of Otto Versand Group
                                    (1994); Director of Finance of Otto Versand
                                    (GmbH & Co) (1985)

Harold S. Dahlstrand          50    Senior Vice President - Human Resources           1994

Hans-Christoph Fischer        56    Board of Directors and Director -                 1982
                                    Merchandise of Otto Versand (GmbH & Co)
                                    for at least the past five years.

Hans-Jorg Hammer              55    Board of Directors and Director -                 1991
                                    Personnel of Otto Versand (GmbH & Co)(1991);
                                    Deputy Director - Personnel of Otto Versand
                                    (GmbH & Co)(1988)

Horst R. Hansen (2)           60    Retired.  Prior to March 1994 was a member        1982
                                    of the Board of Directors and Director -
                                    Finance and Chief Financial Officer
                                    of Otto Versand Group

Karl-August Hopmann (2)       59    Retired.  Prior to March 1991 was a member        1982
                                    of the Board of Directors and Director -
                                    Personnel of Otto Versand (GmbH & Co)(1988)

David C. Moon                 52    Executive Vice President - Merchandise            1991

Dr. Peter Muller (1)          53    Board of Directors and Director -                 1985
                                    Advertising and Marketing of Otto Versand
                                    (GmbH & Co) for at least the past five years.

Dr. Peer Witten               49    Board of Directors and Director -
                                    Operations of Otto Versand (GmbH & Co) for
                                    at least the past five years.                     1991

(1) Member of Board Committee (Executive Committee)
(2) Member of Audit Committee
(3) Member of Finance Committee
(4) The business experience during the last five years of directors who are executive officers of the Company is detailed along with the listing of executive officers that follows.


The terms of all the above-named directors expire on the date of the next annual meeting of the stockholders which is to be held in April, 1995.

Dr. Michael Otto was a member of the Board of Directors and Director - Merchandise of Otto Versand for ten years prior to March 1, 1981.

There is no family relationship between any of the directors.

EXECUTIVE OFFICERS

The following persons are the executive officers of the Company:


                                            Positions and Offices Held
                                    (all positions and offices are of the Company
Name                          Age               unless otherwise indicated)
----------------------        ---   ---------------------------------------------------------
John J. Shea                  56    Vice Chairman (1989), President and Chief Executive
                                    Officer (1985) and Director (1983)

James W. Sievers              52    Chief Financial Officer (1994) and Vice President -
                                    Finance (1990); Senior Vice President - Finance and
                                    Operations and Director of Eddie Bauer (1988)

Kenneth A. Bochenski          52    Senior Vice President - Operations and Information
                                    Services (1987) and Director (1987)

Harold S. Dahlstrand          50    Senior Vice President - Human Resources (1993);
                                    Vice President - Human Resources (1985); and Director
                                    (1994)

David C. Moon                 52    Executive Vice President (1994); Senior Vice President -
                                    Merchandise (1990); Vice President - Merchandise (1987)
                                    and Director (1991)

James J. Broderick            41    Vice President - Merchandise (1993); Divisional Vice
                                    President - Merchandise (1992); General Merchandise
                                    Manager (1991); Merchandise Manager (1988)

Robert E. Conradi             51    Vice President - Merchandise (1987)

Davia L. Kimmey               41    Vice President - Advertising (1992); Vice President -
                                    Advertising and Marketing of Eddie Bauer (1990);
                                    Divisional Vice President - Advertising of Eddie Bauer
                                    (1988)
Stanley D. Leibowitz          43    Vice President - Corporate Planning (1988)

Alois J. Lohn                 60    Vice President - Manufacturing (1990); Vice President -
                                    Manufacturing of Jones New York (1989)

Michael R. Moran              48    Vice President, Secretary and General Counsel (1988)

Karl A. Steigerwald           48    Vice President - Marketing (1992); Vice President -
                                    Marketing and Information Services (1991)

John R. Steele                42    Treasurer (1993); Corporate  Finance Director of
                                    Deutsche Bank (1992); Vice President of Deutsche Bank
                                    (1988)



The terms of all the above-named officers expire on the date of the next annual meeting of the Board of Directors which is to be held in April, 1995.

There is no family relationship between any of the officers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


The following table sets forth all compensation paid or accrued by the Company for the years ended December 31, 1994, 1993 and 1992 to or on behalf of each of the five most highly compensated key policy-making executive officers of the Company.


                                                          Stock
      Name and                    Annual Compensation     Options     All Other
      Principal                   Salary        Bonus     Granted     Compensation (1)
      Position           Year      ($)          ($)        (#)          ($)
-------------------     ------   ----------    --------   -------    ---------------
John J. Shea             1994    $600,000    $236,250        --      $145,667
  Vice Chairman          1993     550,000     605,500   125,000       143,218
  President, Chief       1992     442,000     400,000    40,000       111,611
  Executive Officer
  and Director

Richard T. Fersch        1994     400,000     150,000    10,000        79,741
  President of           1993     304,225     274,560     5,000        59,886
  Eddie Bauer            1992     272,000     130,800     4,000        44,729

David C. Moon            1994     240,000      70,900     5,000        55,862
  Executive Vice         1993     220,000     183,000     5,000        64,923
  President -            1992     202,000     120,000     6,000        54,438
  Merchandise and
  Director

Kenneth A. Bochenski     1994     220,000      94,500     5,000        44,641
  Senior Vice President  1993     200,000     239,600     5,000        48,776
  Operations and         1992     177,000     160,000     6,000        39,463
  Information Services
  and Director

Alois J. Lohn            1994     285,000      85,500     3,000        66,291
  Vice President,        1993     275,000     168,500     3,000        80,682
  Manufacturing          1992     262,400     129,029         -        71,465

(1) The following tables summarize all other compensation for the years ended December 31, 1994 and 1993:


                                               Employer
                                        Car     Profit    Life
                         Supplemental  Allow-  Sharing  Insurance Employer
                          Retirement   ance/   Contrib- Premiums   401(K)
         Name              Benefits    Other    ution     Paid    Matching    Total
     -------------------- ---------- --------- -------- --------- --------- --------
1994 John J. Shea          $72,154   $36,368   $6,000   $24,395   $6,750   $145,667
     Richard T. Fersch      33,699    33,292    6,000      --      6,750     79,741
     David C. Moon           6,808    19,311    6,000    16,993    6,750     55,862
     Kenneth A. Bochenski    3,945    19,306    6,000     8,640    6,750     44,641
     Alois J. Lohn          17,699    19,428    6,000    16,414    6,750     66,291

1993 John J. Shea          $43,142   $33,225   $12,928  $47,177   $6,746   $143,218
     Richard T. Fersch      24,810    17,294    11,036        -    6,746     59,886
     David C. Moon           5,685    17,411    13,018   22,063    6,746     64,923
     Kenneth A. Bochenski    3,765    15,694    12,503   10,068    6,746     48,776
     Alois J. Lohn          13,317    17,644    12,928   30,047    6,746     80,682

1992 John J. Shea          $39,581   $29,082   $13,396  $23,343   $6,209   $111,611
     Richard T. Fersch      14,772     8,348    15,063        -    6,546     44,729
     David C. Moon           3,952    14,347    11,824   18,106    6,209     54,438
     Kenneth A. Bochenski    2,270    13,733    10,361    6,890    6,209     39,463
     Alois J. Lohn           2,486     9,865    13,396   39,509    6,209     71,465


OPTION GRANTS TABLE

The following table sets forth grants of stock options to the named executive officers during the year ended December 31, 1994 and the potential realizable value of the grants assuming that the market price of the underlying stock appreciates in value from the date of grant to the end of the option term at the stipulated annual rates of 5% and 10%:

                    Number
                      of                                        Potential Realizable
                  Securities   Percent of                            Value at Assumed
                    Under-   Total Options                         Annual Rates of Stock
                    lying     Granted to                            Price Appreciation
                    Options    Employees   Exercise   Expiration       for Option
Name                Granted    in 1994       Price      Date        5% ($)     10% ($)
------------------ --------- -------------  -------- -----------   --------    --------
John J. Shea          --           --           --       --           --           --

Richard T. Fersch     10,000       8%        $10.00   12/31/04       $62,889   $159,374

David C. Moon          5,000       4%         10.00   12/31/04        31,445     79,687

Kenneth A. Bochenski   5,000       4%         10.00   12/31/04        31,445     79,687

Alois J. Lohn          3,000       2%         10.00   12/31/04        18,867     47,812



The stock options granted become exercisable at the rate of 20% per year from the date of the grant.


AGGREGATED OPTION EXERCISES IN 1994 AND DECEMBER 31, 1994 OPTION VALUES

The following table sets forth shares acquired on exercise and stock option values at December 31, 1994:

                                    Number of Securities       Value of Unexercised
                                    Underlying Unexercised     In-the-Money Options
                  Shares                 Options at                     at
                  Acquired           December 31, 1994          December 31, 1994
                    On      Value    Exercise-   Unexercise-    Exercise-   Unexercise-
    Name          Exercise Realized  able        able           able        able
----------------  --------  -------- ---------- -------------- ------------ ---------------
John J. Shea       8,000   $86,240    226,000     152,000        $579,610    $132,250

Richard T. Fersch     --      --       15,400      20,000          18,700      15,975

David C. Moon         --      --       41,400      18,600         143,695      26,000

Kenneth A. Bochenski    --    --       50,900      18,600         173,270      26,000

Alois J. Lohn         --      --        7,400       8,600          22,975      10,900


COMPENSATION OF DIRECTORS

The Company pays an annual fee of $10,000 to its independent directors and reimburses any reasonable out-of-pocket expenses incurred by all directors in attending meetings.

EMPLOYMENT AGREEMENT

he Company has an employment agreement with John J. Shea, President and Chief Executive Officer of the Company, the term of which extends through December 31, 1998. The annual base salary under this agreement is $600,000. The agreement entitles Mr. Shea to receive an annual bonus based on a sliding-scale percentage of the Company's consolidated net income before taxes. Mr. Shea is also eligible to receive certain other benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board Committee, which determines executive officer compensation, consists of Dr. Michael Otto, Dr. Peter Muller and John J. Shea. Mr. Shea also serves as President and Chief Executive Officer of the Company.

EMPLOYEE BENEFITS

     STOCK OPTION PLAN.

     The Spiegel, Inc. Semi-Monthly Salaried Employees Incentive Stock Option Plan is administered by a Stock Option Committee consisting of three members of the Company's Board of Directors who are not salaried employees of the Company or its participating subsidiaries and who are appointed to the Committee from time to time. Certain salaried employees of Spiegel and its subsidiaries are eligible to participate in the plan. Options are granted to those eligible employees as the Stock Option Committee shall select from time to time. The Stock Option Committee also has authority to determine the number of shares and terms consistent with the Plan with respect to each option. Options granted under the plan relate to the Class A Non-Voting Common Stock of the Company. The maximum number of shares which may be issued under options granted is 1,600,000 shares. The participants' options become exercisable at the rate of 20% per year. The options expire ten years after the date of grant of options. The option price upon exercise of the option is the fair market value of the shares on the date of grant of the option. Options granted under the plan are not transferable or assignable other than by will or by the laws of descent and distribution.

     The average per share price of stock options granted during the year was $10.00. Net cash realized with respect to the exercise of options during the year was approximately $343,000.

     SPIEGEL GROUP PROFIT SHARING AND 401(K) SAVINGS PLAN

     The Company maintains a consolidated Profit Sharing and 401(K) Savings Plan for salaried and hourly employees of Spiegel, Eddie Bauer, and FCNB. Participation commences on the beginning of a quarter following one year of continuous service. The Company and participating subsidiaries contribute annually to the plan 9% of the first $20 million of Spiegel consolidated earnings before income taxes, plus 5.25% of Spiegel consolidated earnings before income taxes in excess of $20 million, plus 5.5% of Eddie Bauer's consolidated earnings before income taxes plus any other amounts the Company's Board of Directors may determine. A minimum total contribution of 1-1/2% of eligible considered compensation will be made, but in no event will the total contribution exceed the maximum amount deducted for Federal income tax purposes. Company contributions and forfeitures are allocted among eligible participants in proportion to consider compensation. A participant can make nondeductible voluntary contributions to the plan of up to 5% of their considered compensation, subject to special limitations imposed by the Internal Revenue Code thereon.

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

     As a provision of the transition to the new plan structure, in 1994, the amount of total profit sharing contribution was computed under the terms of the new plan described above, as well as under the terms of the old separate plans for Spiegel and Eddie Bauer. The computation for the greatest amount of profit sharing was to be used for 1994 contributions.
     In future years, the profit sharing will be under the terms of the new consolidated plan.

     Employees may also contribute up to 10% of their base compensation to the 401(K) Plan through payroll deductions. Employee contributions are made on a pretax basis under Section 401(k) of the Internal Revenue Code. The Company matches salaried employee contributions dollar for dollar up to the first 3% of base compensation and 50 cents for each dollar contributed up to the next 3%. The Company matches hourly employee contributions 25 cents for each dollar contributed up to 6% of base compensation. The Company's matching contributions, however, may not exceed the amount deductible under the Internal Revenue Code.

     All contributions and investments are held in a trust for the benefit of plan participants. All employees who participate in the plan after one year of service are 100% vested in their pretax contributions and earnings thereon but become vested in the Company's matching contribution and earnings thereon at a rate based on years of service, with full vesting after a maximum of five years. Participants who suffer a financial hardship may withdraw amounts from the plan while still employed. All participants receive the full value of their accounts under the plan upon retirement or permanent disability and the vested portion of their accounts on other termination of employment. The full value of a deceased participant's account is distributable to his beneficiaries. Distributions are made in a lump sum.

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

     EXECUTIVE BONUS AND INCENTIVE PLANS.

     The Company maintains various bonus plans for certain of its executives, designed to reward performance. The Company's annual payment of bonuses is based upon the attainment of pre-determined operating and financial objectives. For 1994, approximately $5,200,000 was paid under these bonus plans.

     Certain executives are also eligible for a long-term incentive bonus based on the Company's performance in 1995. In order for a bonus to be paid, Spiegel must achieve a pre-determined pre-tax profit in 1995. For certain officers, the formula for payout will be similar to those used for the normal yearly performance based bonuses.

     NEW HAMPTON, INC. RETIREMENT SAVINGS PLAN

     New Hampton has a retirement savings plan covering its associates. Associates become eligible as of the January 1 or July 1 following completion of one year of service. Associates may elect to contribute from 1% to 12% of their compensation to the plan. Associate contributions are made on a pre-tax basis under Section 401(k) of the Internal Revenue Code. The company matches contributions at a rate of 50% of the first 4% of compensation contributed. The company matching contributions, however, may not exceed the amount deductible under the Internal Revenue Code.

     Contributions are held in trust for the benefit of the plan participants.
     A participant receives the full amount in this account under the plan (including investment earnings) on termination of employment by reason of retirement (as defined in the plan document), or disability. Upon death, the full value of the participant's account is distributable to their beneficiary. On any other termination of employment, a participant is 100% vested at all times in the portion of his account attributable to pre-tax contributions and is vested in the company's matching contributions and earnings thereon, at a rate based on years of service, with full vesting after a maximum of five years. Distributions are made on a lump sum basis. Participants are permitted to borrow from their account, but may only have one loan outstanding at a time. Participants suffering certain financial hardships may request an inservice withdrawal of prior contributions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Spiegel Holdings, Inc. (SHI) holds 99.7% of the Company's Class B Voting Common Stock. The following table sets forth certain information with respect to the number of shares of Class B Voting Common Stock owned by SHI, which is the only stockholder beneficially owning more than 5% of the Class B Voting Common Stock. SHI is a holding company whose principal asset is stock of the Company. The total number of holders of the Company's Class B voting Common Stock as of March 20, 1995, was five.



                                                                       Percentage of
                                                                        Outstanding
                                             Number of     Title of    Class B Voting
Name and Address                             Shares(1)      Class       Common Stock
-------------------------                  -----------    ---------    ---------------

Spiegel Holdings, Inc.(2)                    92,852,912    Class B          99.7%
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


B.  SECURITY OWNERSHIP OF MANAGEMENT

As of March 20, 1995, certain members of the Company's Board of Directors, and the directors and officers of the Company as a group, owned shares of the Company's Class A Non-Voting Common Stock as indicated in the following table:

As shown in Column II, in the case of Company officers, portions of the shares indicated as beneficially owned are actually shares attributable to unexercised and unexpired options for Class A Common Stock granted by the Company to such officers, which are exercisable as of, or first become exercisable within 60 days after, March 20, 1995.


                                     Amount and
                Name of              Nature of
 Title        Beneficial             Beneficial       Acquirable        Percent
of Class        Owner                Ownership (2)  Within 60 Days   of Class (2)
--------   --------------------      -------------  --------------   ------------
                                         (I)              (II)            (III)
Class A    Kenneth A. Bochenski(1)       86,200           50,900            *

Class A    Richard T. Fersch             19,000           15,400            *

Class A    Karl-August Hopmann (3)       15,000                0            *

Class A    Alois J. Lohn                281,400            7,400           1.9%

Class A    David C. Moon                 46,900           41,400            *

Class A    Dr. Peter Muller              10,000                0            *

Class A    John J. Shea                 330,000          226,000           2.2%

Class A    All directors and
           officers as a group
           (24 persons)               1,044,665          533,140           7.0%


(1)        Includes 600 shares held for member of his immediate family.
(2)        Includes shares which may be acquired within 60 days under the Company's
           Stock Option Plan.
(3)        With regard to Section 16 Reporting Compliance, the following is noted:
           Mr. Fischer filed a Form 4 during fiscal year 1994 concerning one transaction which occurred during a prior fiscal year, which was not timely reported.  Also, Mr. Hopmann filed a Form 4 eight days late in fiscal year 1994 concerning one transaction which occurred in the prior fiscal year.

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

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand and Turkey. Otto Versand International (GmbH) is a wholly-owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $4,445,000 in 1994, $4,126,000 in 1993 and $3,012,000 in 1992. The arrangements are indefinite in term but may generally be canceled by either party upon one year's written notice.

The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise by catalog and in retail stores in the U.S.A. Otto Versand owns a 50% interest in Together, Ltd. Commission expenses incurred on this account were $8,012,000, $7,417,000 and $6,007,000 in 1994, 1993, and 1992, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

In September 1993, the Company announced an agreement with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) to form a joint venture and enter into license agreements to sell Eddie Bauer products through retail stores and catalogs in Japan. The joint venture and license agreements were executed in 1994, and three retail stores were opened in the Fall of 1994. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. Eddie Bauer has contributed $5,900,000 to the project and has received a $2,500,000 licensing fee for the use of its name, as well as $246,000 in royalty income on retail sales. Eddie Bauer recorded approximately $780,000 for its share of the equity losses on the joint venture.

In addition, Eddie Bauer participates in a limited test marketing program with Sport Scheck GmbH (a subsidiary of Otto Versand) for the sale of Eddie Bauer products in Germany and Switzerland through Sport-Scheck catalogs. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. During 1994 Eddie Bauer received approximately $211,000 in royalty income from Sport-Scheck.

In 1993, Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd., (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia and contacts suppliers, inspects goods and handles shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $11,056,000 for these services in 1994.

In March 1994, Newport News issued 113 shares of non-voting preferred stock to ten directors and ten other executive officers of the Company and nine executive officers and directors of New Hampton and Otto Versand for $40,000 per share. Each participant was eligible to purchase up to four shares. These individuals and the number of shares each owns, indicated in parentheses following each name, include: Michael Otto (4); Thomas Bohlmann (3); Hans-Christoph Fischer (4); Hans-Jorg Hammer (4); Peter Muller (4); Peer Witten(4); John J. Shea (4); Kenneth A. Bochenski (4); Harold S. Dahlstrand
(4); David C. Moon (4); James J. Broderick (4); Robert E. Conradi (4); Davia
L. Kimmey (4); Stanley D. Leibowitz (4); Alois J. Lohn (4); Michael R. Moran
(4); Georgia L. Shonk-Simmons (4); James W. Sievers (4); Karl A. Steigerwald
(4); George D. Ittner (4); James W. Brewster (4); Marianne A. Taylor (4); Geralyn M. Madonna (2); Gerhard Hocht (4); Siegfried Kockmann (4); Gert Rietz
(4); Martin Zaepfel (4) and Michael Crusemann (4). In December, 1994, an additional seven shares were offered to four executive officers from Newport News and Eddie Bauer at $43,000 per share. These individuals and the number of shares each owns, indicated in parenthesis following each name, include:
Martin Smith (1); David Knoll (1); Charley Krieg (1); and Richard Fersch (4). The redemption price of the preferred stock prior to December 31, 1997 is $40,000 per share. Subsequent to December 31, 1997, the redemption price is fair market value. All shares of Newport News non-voting preferred stock must be redeemed by December 31, 1999, but may be redeemed as early as December 31, 1997 at the option of the holder.

In February, the Executive Committee of the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's Class A Non-Voting Common Stock in the open market or in privately negotiated transactions. The shares to be repurchased represent less than one percent of the Company's shares outstanding. As of March 20, 1995, 205,000 shares have been repurchased at an average price of $9.79.

The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                               Page
                                                                               ----
A.         1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets                                     14
               Consolidated Statements of Earnings                             15
               Consolidated Statements of Stockholders' Equity                 16
               Consolidated Statements of Cash Flows                           17
               Notes to Consolidated Financial Statements                      18-26
               Report of Independent Auditors Relating to Financial
                 Statements and Notes Thereto                                  28
               Selected Quarterly Financial Data                               29


           2.  FINANCIAL STATEMENT SCHEDULE

               Report of Independent Auditors Relating to Financial
                 Statement Schedule                                            42
               Schedule II--Valuation and Qualifying Accounts                  43


         Schedules not listed above are omitted because of absence of conditions under which they are required or because the required information is included in the financial statements submitted.


     3.  EXHIBITS


     Exhibit
     Number      Description of Exhibit
     -------     ----------------------
      3(a)       Restated Certificate of Incorporation of the Registrant (i)

      3(b)       By-Laws of the Registrant (i)

      4          Revised Specimen Stock Certificate (ii)

      10(a)      Spiegel, Inc., Semi-Monthly Salaried Employees Incentive Stock
                 Option Plan (File No. 33-15936) and post-effective Amendment
                 No. 1 thereto, and the Company's registration statements on Form S-8 and post-effective amendments thereto (File No. 33-
                 19663, 33-32385, 33-38478, 33-44780, 33-56200 and 33-51755)
                 (iii)

      10(b)      Spiegel, Inc., Supplemental Retirement Benefit Plan (iv)

      21         List of subsidiaries of the Registrant

      23         Consent of Independent Auditors

      24         Powers of Attorney (iv)

      27         Financial Data Schedule


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


B.     REPORTS ON FORM 8-K

       None.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
Spiegel, Inc.:


Under date of February 10, 1995, we reported on the consolidated balance sheets of Spiegel, Inc., and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, which are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Part IV, Item 14 (A) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                /S/ KPMG PEAT MARWICK LLP


Chicago, Illinois
February 10, 1995

                                                                  SCHEDULE II


                        SPIEGEL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                ($000s omitted)

                                                Year Ended December 31,

                                            1994         1993          1992
                                         -----------  ------------  -----------
ACCOUNTS RECEIVABLE VALUATION ACCOUNTS:


Allowance for doubtful accounts

Balance at beginning of year                $46,855       $37,231     $50,776

  Charged to earnings                        79,183        69,160      48,802

  Reduction for receivables sold            (6,300)       (1,609)     (4,294)

  Other (1)                                      --           695          --

  Accounts written off, net of
    recoveries                             (69,784)      (58,622)    (58,053)
                                          -----------  ------------  -----------

  Balance at end of year                   $49,954        $46,855     $37,231
                                         ===========  ============  ===========


ALLOWANCE FOR RETURNS:

Balance at beginning of year                $28,238       $23,960     $21,936

  Charged to earnings                       266,700       259,111     242,745

  Amounts written off                     (267,176)     (254,833)   (240,721)
                                           -----------  ------------  -----------

  Balance at end of year                    $27,762       $28,238     $23,960
                                         ===========  ============  ===========

(1) Other represents the beginning balance of Newport News (formerly New Hampton) which was acquired in 1993.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spiegel, Inc., has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1995.
                                    SPIEGEL, INC.



                                    By:   /s/ John J. Shea
                                          ---------------------------------
                                          John J. Shea, President and
                                            Chief Executive Officer
                                     (Principal Operating Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc., and in the capacities indicated on March 29, 1995.


         Signature                           Title
--------------------------          --------------------------------------------

/s/ John J. Shea                    Vice Chairman, President, Chief Executive
--------------------------          Officer and Director (Principal Operating
John J. Shea                        Executive Officer)



/s/ James W. Sievers                Chief Financial Officer and Vice President
-------------------------           Finance (Principal Financial and
James W. Sievers                    Accounting Officer)



/s/ Kenneth A. Bochenski            Director
-------------------------
Kenneth A. Bochenski



/s/ Thomas Bohlman                  Director
-------------------------
Thomas Bohlmann



/s/ Dr. Michael E. Crusemann        Director
----------------------------
Dr. Michael E. Crusemann



/s/ Harold S. Dahlstrand            Director
----------------------------
Harold S. Dahlstrand



/s/ David C. Moon                   Director
----------------------------
David C. Moon



/s/ Dr. Peter Muller                Director
----------------------------
Dr. Peter Muller
