Form 10-Q
period 1995-04-01
SPIEGEL INC
filed 1995-05-12
CIK 276641

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

For the quarter ended April 1, 1995
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1995 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,568,544 shares

  Class B voting common stock, $1.00 par value
       93,141,654 shares.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                     SPIEGEL, INC. AND SUBSIDIARIES

Due to the seasonality of the registrant's business, the results for the three month periods are not necessarily indicative of the results for the year. The financial statements have been prepared from the books and records of the registrant. They reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K, which includes financial statements for the year ended December 31, 1994.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, April 1, 1995 and December 31, 1994

Consolidated Statements of Earnings,
     Three Months Ended April 1, 1995 and March 31, 1994

Consolidated Statements of Cash Flows,
     Three Months Ended April 1, 1995 and March 31, 1994

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)

                         April 1, 1995 and December 31, 1994

                                                    (unaudited)
                                                       April 1,    December 31,
                                                          1995            1994
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    24,736    $    33,439
   Receivables, net                                     733,452      1,125,728
   Inventories                                          619,162        597,781
   Prepaid expenses:
     Catalog advertising                                 47,004         51,524
     Other                                               33,111         29,446
   Refundable income taxes                               20,532         24,904
   Deferred income tax benefit                           45,582         45,580
                                                    ------------   ------------
     Total current assets                             1,523,579      1,908,402

   Property and equipment, net                          366,474        335,103
   Intangibles, net                                     179,478        180,446
   Other assets                                         160,091        136,336
                                                    ------------   ------------
                                                    $ 2,229,622    $ 2,560,287
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Short-term debt,including current maturities     $   263,920    $    80,320
   Accounts payable                                     154,898        265,752
   Accrued liabilities:
     Salaries and wages                                  23,075         31,114
     General taxes                                      109,059        118,266
     Other accrued liabilities                          110,949        132,894
                                                       ------------   ------------
     Total current liabilities                          661,901        628,346

 Long-term debt, excluding current maturities           960,452      1,300,364
 Deferred income taxes                                   52,357         52,360
                                                    ------------   ------------
     Total liabilities                                1,674,710      1,981,070

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 14,638,544 shares
    at April 1, 1995 and 15,065,244 at
    December 31, 1994                                    14,638         15,065
   Class B voting common stock,
    $1.00 par value; authorized 94,000,000
    shares; issued 93,141,654 shares
    at April 1, 1995 and December 31, 1994               93,142         93,142
   Additional paid-in capital                           212,142        215,800
   Retained earnings                                    234,990        255,210
                                                    ------------   ------------
 Total stockholders' equity                             554,912        579,217
                                                    ------------   ------------
                                                    $ 2,229,622    $ 2,560,287
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Statements of Earnings

                      ($000s omitted, except per share amounts)

                Three Months Ended April 1, 1995 and March 31, 1994
                                  (unaudited)


                                                    Three Months Ended
                                                   April 1,     March 31,
                                                       1995         1994
                                                  -----------  -----------
Net sales and other revenues:
 Net sales                                        $  580,861   $  548,723
 Finance revenue                                      64,006       58,232
 Other revenue                                        34,760       15,179
                                                  -----------  -----------
                                                     679,627      622,134
 Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                413,629      368,613
  Selling, general and administrative
   expenses                                          256,337      224,171
                                                  -----------  -----------
                                                     669,966      592,784
                                                  -----------  -----------
Operating income                                       9,661       29,350

Interest expense                                      26,366       17,706
                                                  -----------  -----------

Earnings (loss) before income taxes                  (16,705)       11,644

Income tax provision (benefit)                        (7,290)        5,100
                                                  -----------  -----------

Net earnings (loss)                               $   (9,415)   $    6,544
                                                  -----------  -----------
                                                  -----------  -----------

Net earnings (loss) per common share              $    (0.09)   $     0.06
                                                  -----------  -----------
                                                  -----------  -----------
Weighted average number of common
 shares outstanding                               108,152,162  108,152,215
                                                  -----------  -----------
                                                  -----------  -----------


See accompanying notes to consolidated financial statements.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Consolidated Statements of Cash Flows

                         ($000s omitted)

                       Three Months Ended April 1, 1995 and March 31, 1994
                         (unaudited)

                                                          Three Months Ended
                                                          April 1,     March 31,
                                                              1995         1994
                                                      ------------    ------------

Net cash provided by (used in) operating activities   $   229,122   $    (98,724)
                                                      ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                  (42,867)        (15,386)
 Net additions to other assets                            (23,755)        (10,604)
                                                      ------------    ------------
  Net cash used in investing activities                   (66,622)        (25,990)
                                                      ------------    ------------

Cash flows from financing activities:
 Borrowings of debt                                       205,000         158,500
 Payments of debt                                        (361,313)        (23,916)
 Dividends paid                                           (10,805)        (10,818)
 Issuance of common stock                                     --            6,894
 Repurchase of common stock                                (4,103)            --
 Exercise of stock options                                     18             247
                                                      ------------    ------------

  Net cash provided by (used in) financing activities    (171,203)        130,907
                                                      ------------    ------------

Net change in cash and cash equivalents                    (8,703)          6,193
Cash and cash equivalents at beginning of period           33,439          47,389
                                                      ------------    ------------
Cash and cash equivalents at end of period            $    24,736    $     53,582
                                                      ------------    ------------
                                                      ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                            $    19,612    $    14,802
  Income taxes                                        $     1,345    $    41,843
                                                      ------------    ------------
                                                      ------------    ------------


See accompanying notes to consolidated financial statements.

- -------------------------------------------------------------------------
- -------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements
                         ($000s omitted, except share amounts)
                         (unaudited)

(1)  Adjustments

The financial statements reflect all adjustments, consisting only of normal accruals, which are, in the opinion of management, necessary to a fair presentation of the results for the periods presented.

(2)  Receivables

During the first quarter of 1995, the Company transferred portions of its customer receivables to a trust which, in turn, sold certificates representing undivided interests in the trust to investors. Certificates sold were $350,000. This transaction increased other revenue by $18,637 in the first quarter. The Company owns the remaining undivided interest in the trust not represented by the certificates and will continue to service all receivables for the trust.

(3)  Treasury Stock

During the first quarter of 1995, the Company purchased and retired 430,000 shares of Class A Non-Voting Common Stock at market value for a total cost of $4,103. As discussed in the 1994 Annual Report on Form 10-K, the Executive Committee of the Board of Directors approved the purchase of up to 500,000 shares.

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Three Months Ended April 1, 1995 Compared With Three Months Ended
March 31, 1994

Net sales for the three months ended April 1, 1995, increased 5.9% to $580,861 compared to $548,723 for the three months ended March 31, 1994. This increase is primarily the result of growth in certain categories of women's and men's apparel as well as an increase in the total number of Eddie Bauer retail stores to 356 at April 1, 1995 from 299 at March 31, 1994. Eddie Bauer's comparable store sales decreased 5%. The Company took aggressive markdowns in the first quarter to liquidate excess inventories remaining from 1994, particularly cold weather apparel.

Finance revenue increased 9.9% to $64,006 during the quarter due primarily to increased average levels of Preferred Card receivables before consideration of the sale of $350,000 of such receivables that was completed in March 1995. Other revenue for the first quarter of this year includes a gain of $18,637 recognized on this sale.

The gross profit margin on net sales decreased to 28.8% for the three months ended April 1, 1995 compared to 32.8% for the comparable 1994 period due to the aggressive markdowns mentioned previously.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended April 1, 1995 and March 31, 1994 were 37.7% and 36.0%, respectively. This increase is due to higher paper and postal costs as well as incremental expenses incurred as a result of the final transition of Spiegel catalog operations to the new distribution facility.

Interest expense for the three months ended April 1, 1995 increased 48.9% to $26,366 compared to $17,706 for the three months ended March 31, 1994. This increase is due to higher average debt levels and interest rates. The additional debt is primarily used to finance working capital requirements including higher average levels of customer accounts receivable and inventory. The proceeds from the $350,000 sale of accounts receivable were used to pay down debt.


Seasonality and Quarterly Fluctuations:

The Company, like other retailers, experiences seasonal fluctuations in its merchandise sales and net income. Historically, a disproportionate amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

Liquidity and Capital Resources:

The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable.
Total customer receivables sold were $830,000 at April 1, 1995 and $480,000 at December 31, 1994.

Net cash provided by operating activities was $229,122 for the three month period ended April 1, 1995 as compared to net cash used of $98,724 for the three month period ended March 31, 1994. The net cash proceeds from the sale of $350,000 of accounts receivable were reported as operating cash flows in the
three months ended April 1, 1995.   Other working capital items
including decreases in accounts payable and other accrued liabilities represented significant uses of cash during the first quarter of 1995.

Net additions to property and equipment for the three months ended April 1, 1995 were $42,867 million consisting primarily of capital spending related to the new retail distribution facility in Columbus, OH, continued Eddie Bauer retail store expansion, and the construction of a headquarters addition at Eddie Bauer.

The Company purchased and retired 430,000 shares of Class A Non-Voting Common Stock at a total cost of $4,103 during the first quarter of 1995. The shares were purchased at market value, and they represent less than one percent of the Company's total shares outstanding.

During the three months ended April 1, 1995, the Company incurred approximately $4,700 of expenditures related to the $39,000 nonrecurring charge taken in 1993. The charge provided for the estimated impact of closing certain of the Company's existing catalog distribution facilities. Expenditures incurred during the first quarter of 1995 were for certain employee termination benefits and for inventory transfers from Spiegel warehouse operations in Chicago to the new facility in Groveport, Ohio. The remaining balance of the reserve at April 1, 1995, was $11,200.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, and borrowings under its existing credit facilities and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future, including expenditures related to distribution facilities and new store openings.

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                     Title                 Date
- -------------------------   ------------------------   --------------

   /s/ James W. Sievers     Vice President              May 12, 1994
       James W. Sievers     (Chief Financial Officer)