Form 10-Q
period 1995-07-01
SPIEGEL INC
filed 1995-08-15
CIK 276641

------------------------------------------------------------------------------
------------------------------------------------------------------------------

				UNITED STATES
				SECURITIES AND EXCHANGE COMMMISSION
				Washington, D.C. 20549
				FORM 10-Q
(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 1, 1995
				    or
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

				APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1995 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,604,244 shares

  Class B voting common stock, $1.00 par value
       93,141,654 shares.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, July 1, 1995 and December 31, 1994

Consolidated Statements of Earnings,
     Three and Six Months Ended July 1, 1995 and July 2, 1994

Consolidated Statements of Cash Flows,
     Three and Six Months Ended July 1, 1995 and July 2, 1994

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------
------------------------------------------------------------------------------

			 Spiegel, Inc. and Subsidiaries
			 Consolidated Balance Sheets

			 ($000s omitted, except per share amounts)

			 July 1, 1995 and December 31, 1994

						    (unaudited)
						    July 1,    December 31,
							  1995            1994
						    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    26,809    $    33,439
   Receivables, net                                     808,199      1,125,728
   Inventories                                          597,521        597,781
   Prepaid expenses:
     Catalog advertising                                 58,842         51,524
     Other                                               30,897         29,446
   Refundable income taxes                               33,011         24,904
   Deferred income tax benefit                           45,591         45,580
						    ------------   ------------
     Total current assets                             1,600,870     1,908,402

   Property and equipment, net                          385,483        335,103
   Intangibles, net                                     178,320        180,446
   Other assets                                         159,741        136,336
						    ------------   ------------
						    $ 2,324,414    $ 2,560,287
						    ------------   ------------
						    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Short-term debt,including current maturities     $   200,171    $    80,320
   Accounts payable                                     190,201        265,752
   Accrued liabilities:
     Salaries and wages                                  19,745         31,114
     General taxes                                      106,384        118,266
     Other accrued liabilities                           92,504         132,894

						    ------------   ------------
     Total current liabilities                          609,005        628,346

 Long-term debt, excluding current maturities         1,123,605      1,300,364
 Deferred income taxes                                   52,336         52,360
						    ------------   ------------
     Total liabilities                                1,784,946      1,981,070

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 14,575,544 shares
    at July 1, 1995 and 15,065,244 at
    December 31, 1994                                    14,576         15,065
   Class B voting common stock,
    $1.00 par value; authorized 94,000,000
    shares; issued 93,141,654 shares
    at July 1, 1995 and December 31, 1994                93,142         93,142
   Additional paid-in capital                           211,621        215,800
   Retained earnings                                    220,129        255,210
						    ------------   ------------
 Total stockholders' equity                             539,468        579,217
						    ------------   ------------
						    $ 2,324,414    $ 2,560,287
						    ------------   ------------
						    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

		  Spiegel, Inc. and Subsidiaries
		  Consolidated Statements of Earnings

		  ($000s omitted, except per share amounts)

		  Fiscal Periods Ended July 1, 1995 and July 2, 1994
		  (unaudited)


						   Three Months Ended            Six Months Ended
						  July 1,        July 2,        July 1,    July 2,
						     1995        1994           1995         1994
						  -----------  -----------    -----------  -----------
Net sales and other revenues:
 Net sales                                        $  636,759     $ 600,650     $1,217,620   $1,149,373
 Finance revenue                                      45,323        56,975        109,329      115,207
 Other revenue                                        17,198        17,452         51,958       32,631
						  -----------  -----------    -----------  -----------
						     699,280       675,077      1,378,907    1,297,211
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                429,573       392,971        843,202      761,584
  Selling, general and administrative
   expenses                                          272,580       250,741        528,917      474,912
						   -----------  -----------    -----------  -----------
						     702,153       643,712      1,372,119    1,236,496
						  -----------  -----------    -----------  -----------
Operating income (loss)                               (2,873)       31,365          6,788       60,715

Interest expense                                      23,492        19,792         49,859       37,498
						  -----------  -----------    -----------  -----------

Earnings (loss) before income taxes                  (23,365)       11,573        (43,071)      23,217

Income tax provision (benefit)                       (11,505)        5,069        (18,796)      10,169
						  -----------  -----------    -----------  -----------

Net earnings (loss)                              $    (14,860)  $    6,504    $   (24,275)   $   13,048
						  -----------  -----------    -----------  -----------
						  -----------  -----------    -----------  -----------

Net earnings (loss) per common share              $    (0.14)   $    0.06    $     (0.22)    $    0.12
						  -----------  -----------    -----------  -----------
						  -----------  -----------    -----------  -----------
Weighted average number of common
 shares outstanding                               107,716,627  108,191,064    107,934,394  108,171,958
						  -----------  -----------    -----------  -----------
						  -----------  -----------    -----------  -----------


See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

		    Spiegel, Inc. and Subsidiaries
		    Consolidated Statements of Cash Flows

		    ($000s omitted)

		    Six Months Ended July 1, 1995 and July 2, 1994
		    (unaudited)

							  Six Months Ended
							  July 1,        July 2,
							   1995           1994
						      ------------    ------------

Net cash provided by (used in) operating activities   $   149,764   $   (159,943)
						      ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                  (73,169)        (34,488)
 Net additions to other assets                            (10,842)        (22,401)
						      ------------    ------------
  Net cash used in investing activities                   (84,011)        (56,889)
						      ------------    ------------

Cash flows from financing activities:
 Borrowings of debt                                       171,250         273,599
 Payments of debt                                        (228,159)        (61,850)
 Dividends paid                                           (10,805)        (10,818)
 Issuance of common stock                                       0          (6,894)
 Repurchase of common stock                                (4,742)              0
 Exercise of stock options                                     73             272
						      ------------    ------------

  Net cash provided by financing activities               (72,383)         208,097
						      ------------    ------------

Net change in cash and cash equivalents                    (6,630)         (8,735)
Cash and cash equivalents at beginning of period           33,439          47,389
						      ------------    ------------
Cash and cash equivalents at end of period            $    26,809    $     38,654
						      ------------    ------------
						      ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                            $    51,301    $     37,808
  Income taxes                                        $     4,387    $     57,387
						      ------------    ------------
						      ------------    ------------


See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------
-------------------------------------------------------------------------

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

(3)  Receivables
During the first quarter of 1995, the Company transferred portions of its customer receivables to a trust which, in turn, sold certificates representing undivided interests in the trust to investors. Certificates sold were $350,000. This transaction increased other revenue by $18,637 in the first quarter. The Company owns the remaining undivided interest in the trust not represented by the certificates and will continue to service all receivables for the trust.

(4)  Treasury Stock
During the first six months of 1995, the Company purchased and retird 500,000 shares of Class A Non-Voting Common Stock at market value for a total cost of $4,742. As discussed in the 1994 Annual Report on Form 10-K, the Executive Committee of the Board of Directors approved the purchase and retirement of up to 500,000 shares.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

		(000's omitted except per share amounts)

Results of Operations


Three Months Ended July 1, 1995 As Compared To Three Months
Ended July 2, 1994
-------------------------------------------
Net sales for the three months ended July 1, 1995, increased 6% to $636,759 compared to $600,650 for the three months ended July 2, 1994. This increase in the quarter was driven by retail sales which were approximately 22% above the second quarter 1994 levels. Eddie Bauer had 374 stores at the end of the second quarter of 1995 as compared to 306 at the same time in 1994. Eddie Bauer comparable store sales increased 3%.

Finance revenues decreased 20% during the quarter due primarily to a net decrease in the receivables owned by the Company.
There were $830,000 and $330,000 of receivables sold at July 1, 1995 and July 2, 1994, respectively.

The gross profit margin on net sales declined to 32.5% for the three months ended July 1, 1995 compared to 34.6% for the comparable 1994 period. The decline is the result of a higher level of retail sales generated from the outlet divisions. In addition, catalog margins declined due to a shift in the mix of catalog sales towards home products as a result of weaker apparel sales. Home products generally carry a lower gross profit margin than apparel.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended July 1, 1995 and July 2, 1994 were 39.0% and 37.1%, respectively. This increase reflects the incremental expenses incurred as a result of the transition of the Company's catalog operations to the new distribution facility in Groveport, Ohio. The Company is anticipating an increased level of operating productivity from this facility, especially going into the higher volume holiday season. Also effecting selling, general and administrative expense are the increasing costs of producing and mailing catalogs driven by significantly higher paper costs and the postal rate increase effected in January, 1995.

Interest expense for the three months ended July 1, 1995 increased 19% to $23,492 compared to $19,792 for the three months ended July 2, 1994. This increase is due to higher average debt levels as well as higher overall effective interest rates.


Six Months Ended July 1, 1995 Compared With Six Months Ended
July 2, 1994
------------------------------------------
Net sales for the six months ended July 1, 1995 increased 6% to $1,217,620 compared to $1,149,373 for the six months ended July 1, 1994. While total catalog sales remained relatively flat for the first six months of 1995 as compared to the same period of 1994, total retail sales increased approximately 19%. This increase in retail sales was fueled primarily by an increase in the number of total Eddie Bauer retail stores to 374 at July 2, 1994 from 306 at July 1, 1994. Eddie Bauer comparable store sales decreased 1% for the first half of 1995 as compared to 1994 as the comparable store decrease from the first quarter of 1995 was only partially offset by the second quarter increase.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Finance revenues decreased 5% during the six month period ended July 1,1995 as compared to the same period of 1994 due to the decrease of receivables owned by the Company as noted above. Other revenue for the first six months of this year includes a gain of $18,637 recognized on the sale of $350,000 of Preferred Card receivables in March, 1995.

The gross profit margin on net sales declined to 30.7% for the six months ended July 1, 1995 compared to 33.7% for the comparable 1994 period. This decline is the result of a number of factors including a higher level of retail sales generated from the outlet divisions, aggressive markdowns taken in the first quarter to liquidate excess inventories remaining from 1994, and a shift in the mix of catalog sales towards lower gross profit margin home products as a result of weaker apparel sales.

Selling, general and administrative expenses as a percentage of total revenues were 38.4% for the six months ended July 1, 1995 and 36.6% for the comparable period in 1994. As discussed previously, the Company experienced higher warehouse related costs during the first half of 1995 due to the transition of Spiegel catalog operations to the new facility. Also, the increased postal and paper costs in 1995 continue to be factors in the higher selling, general and administrative expenses.

The 33% increase in interest expense for the six months ended
July 1, 1995 as compared to the six months ended July 2, 1994 is driven by higher debt levels throughout the year as well as higher interest rates.


Seasonality and Quarterly Fluctuations:
---------------------------------------
The Company, like other retailers, experiences seasonal fluctuations in its merchandise sales and net income. Historically, a disproportionate amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.


Liquidity and Capital Resources:
---------------------------------

The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable.
Total customer receivables sold were $830,000 at July 1, 1995 and $480,000 at December 31, 1994.

Net cash provided by operating activities was $149,764 for the six month period ended July 1,1995 as compared to net cash used of $159,943 for the six month period ended July 2,1995.  The net cash proceeds from the sale of $350,000 of accounts receivable were reported as operating cash flows in the six months ended
July 1, 1995.  During the first six months of 1995,  funding of the Company's net loss as well as decreases in accounts payable and other accrued liabilities represented significant uses of cash .
---------------------------------------------------------------------------
---------------------------------------------------------------------------

Net additions to property and equipment for the six months ended July 1, 1995 were $73,169 consisting primarily of capital spending related to the new retail distribution facility in Columbus, OH, continued Eddie Bauer retail store expansion, and the construction of a corporate headquarters addition at Eddie Bauer.

The Company purchased and retired 500,000 shares of Class A Non-Voting Common Stock at a total cost of $4,742 during the first six months of 1995. The shares were purchased at market value, and they represent less than one percent of the Company's total shares outstanding. No additional shares are currently approved for repurchase.

During the six months ended July 1, 1995, the Company incurred approximately $7,700 of expenditures related to the $39,000 nonrecurring charge taken in 1993. The charge provided for the estimated impact of closing certain of the Company's existing catalog distribution facilities. Expenditures incurred during the first six months of 1995 were primarily for certain employee termination benefits as well as inventory transfers from Spiegel warehouse operations in Chicago to the new facility in Groveport, Ohio. The remaining balance of the reserve at July 1, 1995, was $8,200.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities and other available sources of credit, will be adequate to fund the Company's capital and operating requirements for the foreseeable future, including expenditures related to distribution facilities and new store openings.

In March, 1995, SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued. This statement establishes accounting standards for the recognition of losses resulting from impairment of long-lived assets to be held and used or to be disposed of.
The Company has not yet adopted this policy and is not required to adopt it until the 1996 fiscal year. However, management currently estimates that the effects of adoption of this statement will be immaterial.






-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			 SPIEGEL, INC.

	Signature                     Title                 Date
-------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Senior Vice President       August 15, 1995
       James W. Sievers     (Chief Financial Officer)