Form 10-Q
period 1995-09-30
SPIEGEL INC
filed 1995-11-14
CIK 276641

------------------------------------------------------------------------------
------------------------------------------------------------------------------

				UNITED STATES
				SECURITIES AND EXCHANGE COMMMISSION
				Washington, D.C. 20549
				FORM 10-Q
(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1995
				    or
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

				APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1995 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,604,844 shares

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, September 30, 1995 and December 31, 1994

Consolidated Statements of Earnings,
     Three and Nine Months Ended September 30, 1995 and October 1, 1994

Consolidated Statements of Cash Flows,
     Three and Nine Months Ended September 30, 1995 and October 1, 1994

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------
------------------------------------------------------------------------------

			 Spiegel, Inc. and Subsidiaries
			 Consolidated Balance Sheets

			 ($000s omitted, except per share amounts)

			 September 30, 1995 and December 31, 1994

						    (unaudited)
						    September 30,  December 31,
							  1995        1994
						    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    32,092    $    33,439
   Receivables, net                                     848,160      1,125,728
   Inventories                                          708,514        597,781
   Prepaid expenses:
     Catalog advertising                                 60,214         51,524
     Other                                               36,931         29,446
   Deferred income tax benefit                           96,377         70,484
						    ------------   ------------
     Total current assets                             1,782,288     1,908,402

   Property and equipment, net                          401,912        335,103
   Intangibles, net                                     176,966        180,446
   Other assets                                         157,261        136,336
						    ------------   ------------
						    $ 2,518,427    $ 2,560,287
						    ------------   ------------
						    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Short-term debt,including current maturities     $   302,260    $    80,320
   Accounts payable                                     218,307        265,752
   Indebtedness to related parties-current               52,743            --
   Accrued liabilities:
     Salaries and wages                                  20,717         31,114
     General taxes                                      109,567        118,266
     Other accrued liabilities                           99,980        132,894

						    ------------   ------------
     Total current liabilities                          803,574        628,346

 Long-term debt, excluding current maturities         1,150,911      1,300,364
 Deferred income taxes                                   52,310         52,360
						    ------------   ------------
     Total liabilities                                2,006,795      1,981,070

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 14,604,844 shares
    at September 30, 1995 and 15,065,244 at
    December 31, 1994                                    14,605         15,065
   Class B voting common stock,
    $1.00 par value; authorized 94,000,000
    shares; issued 93,141,654 shares
    at September 30, 1995 and December 31, 1994          93,142         93,142
   Additional paid-in capital                           211,761        215,800
   Retained earnings                                    192,124        255,210
						    ------------   ------------
 Total stockholders' equity                             511,632        579,217
						    ------------   ------------
						    $ 2,518,427    $ 2,560,287
						    ------------   ------------
						    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

		  Spiegel, Inc. and Subsidiaries
		  Consolidated Statements of Earnings

		  ($000s omitted, except per share amounts)

		  Fiscal Periods Ended September 30, 1995 and October 1, 1994
		  (unaudited)


						   Three Months Ended            None Months Ended
						 September 30,  October 1,   September 30,  October 1,
						     1995        1994           1995         1994
						  -----------  -----------    -----------  -----------
Net sales and other revenues:
 Net sales                                        $  619,632     $ 565,806     $1,837,252   $1,715,179
 Finance revenue                                      49,390        58,771        158,719      173,978
 Other revenue                                        16,901        24,787         68,859       57,418
						  -----------  -----------    -----------  -----------
						     685,923       649,364      2,064,830    1,946,575
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                431,399       384,107      1,274,601    1,145,691
  Selling, general and administrative
   expenses                                          268,297       238,244        797,214      713,156
						   -----------  -----------    -----------  -----------
						     699,696       622,351      2,071,815    1,858,847
						  -----------  -----------    -----------  -----------
Operating income (loss)                              (13,773)       27,013         (6,985)      87,728

Interest expense                                      26,358        22,034         76,217       59,532
						  -----------  -----------    -----------  -----------

Earnings (loss) before income taxes                  (40,131)        4,979        (83,202)      28,196

Income tax provision (benefit)                       (17,513)        2,181        (36,309)      12,350
						  -----------  -----------    -----------  -----------

Net earnings (loss)                              $    (22,618)  $    2,798    $   (46,893)   $  15,846
						  -----------  -----------    -----------  -----------
						  -----------  -----------    -----------  -----------

Net earnings (loss) per common share              $    (0.21)   $    0.03    $     (0.43)    $    0.15
						  -----------  -----------    -----------  -----------
						  -----------  -----------    -----------  -----------
Weighted average number of common
 shares outstanding                               107,736,680  108,197,629    107,868,490  108,180,484
						  -----------  -----------    -----------  -----------
						  -----------  -----------    -----------  -----------


See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

		    Spiegel, Inc. and Subsidiaries
		    Consolidated Statements of Cash Flows

		    ($000s omitted)

		    Nine Months Ended September 30, 1995 and October 1, 1994
		    (unaudited)

							  Nine Months Ended
						       September 30,   October 1,
							   1995           1994
						      ------------    ------------

Net cash provided by (used in) operating activities   $    10,427   $   (191,255)
						      ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                 (101,868)        (58,142)
 Net additions to other assets                            (13,715)        (30,134)
						      ------------    ------------
  Net cash used in investing activities                  (115,583)        (88,276)
						      ------------    ------------

Cash flows from financing activities:
 Borrowings of debt                                       306,351         288,198
 Payments of debt                                        (181,851)         (7,600)
 Dividends paid                                           (16,192)        (16,227)
 Issuance of common stock                                       0           6,894
 Repurchase of common stock                                (4,742)              0
 Exercise of stock options                                    243             342
						      ------------    ------------

  Net cash provided by financing activities              (103,809)         271,607
						      ------------    ------------

Net change in cash and cash equivalents                    (1,347)         (7,924)
Cash and cash equivalents at beginning of period           33,439          47,389
						      ------------    ------------
Cash and cash equivalents at end of period            $    32,092    $     39,465
						      ------------    ------------
						      ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                            $    72,132    $     52,738
  Income taxes                                        $     5,351    $     59,885
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

(4)  Treasury Stock
During the first six months of 1995, the Company purchased and retired 500,000 shares of Class A Non-Voting Common Stock at market value for a total cost of $4,742. As discussed in the 1994 Annual Report on Form 10-K, the Executive Committee of the Board of Directors approved the purchase and retirement of up to 500,000 shares.

(5)  Indebtedness to related parties - current
During the third quarter of 1995, the Company received a subordinated loan from 3 Suisses BVG (a wholly owned subsidiary of Otto Versand) for 75 million Deutschemarks payable by December 31, 1995 bearing interest at a rate of 4.7%.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

		(000's omitted except per share amounts)

Results of Operations


Three Months Ended September 30, 1995 As Compared To Three Months
Ended October 01, 1994
-------------------------------------------

Net sales for the three months ended September 30, 1995, were $619,632, a 10% increase from $565,806 for the three months ended October 1, 1994. This increase in the quarter was driven by retail sales which were 23% above the third quarter 1994 levels. Eddie Bauer had 395 stores at the end of the third quarter of 1995 as compared to 328 at the same time in 1994. Eddie
Bauer comparable store sales increased 4% for the quarter.   Catalog sales
increased 2% for the quarter as compared to 1994 despite a reduction in the number of catalogs circulated.

Finance revenues decreased 16% during the quarter due primarily to a net decrease in the receivables owned by the Company. There were $830,000 and $480,000 of receivables sold at September 30, 1995 and October 1, 1994, respectively. Other revenue for the third quarter of 1994 includes a gain of $10,658 recognized on the sale of $150,000 of Preferred Card receivables in September, 1994.

The gross profit margin on net sales was 30.4% and 32.1% for the three month periods ended September 30, 1995 and October 1, 1994, respectively. Catalog margins declined from 1994 reflecting the effects from a shift in the mix of catalog sales towards home products as a result of weaker apparel sales. Home products generally carry a lower gross profit margin than apparel. The overall decline in gross profit margin for the quarter is also effected by a higher level of retail sales generated from the outlet divisions at lower gross profit margins.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended September 30, 1995 and October 1, 1994
were 39.1% and 36.7%, respectively.    This increase is due to the results of
the Company's proprietary credit card, (the Preferred Card). The Company has experienced higher delinquencies and account charge-offs primarily due to the current credit card industry trends toward higher delinquencies and account charge-offs as well as the rapid growth of the Preferred Card portfolio. As a result of the Company's aggressive new credit customer acquisition programs, the portfolio mix has shifted toward higher levels of new credit accounts which typically carry a higher initial credit risk than the more matured segment of the portfolio. The Company increased its provision for doubtful accounts during the third quarter of 1995 due to the higher
delinquency rates.   In addition, the selling, general and administrative
expense ratio was favorably impacted in the third quarter of 1994 by the effects of the sale of customer accounts receivable. Since there was no sale of customer receivables in the third quarter of 1995, the ratio was not similarly affected. These increases were slightly offset by improvements in some operating selling, general and administrative expense ratios.

Interest expense for the three months ended September 30, 1995 increased 20% to $26,358 compared to $22,034 for the three months ended October 1, 1994. This increase is due to higher average debt levels as well as higher overall effective interest rates.

Nine Months Ended September 30, 1995 Compared With Nine Months Ended October 1, 1994
Net sales for the nine months ended September 30, 1995 increased 7% to $1,837,252 compared to $1,715,179 for the nine months ended October 1, 1994. While total catalog sales remained relatively flat for the first nine months of 1995 as compared to the same period of 1994, total retail sales increased approximately 21%. This increase in retail sales was fueled primarily by an increase in the number of total Eddie Bauer retail stores to 395 at September 30, 1995 from 328 at October 1, 1994. Eddie Bauer comparable store sales increased 1% during the nine months ended September 30, 1995 as compared to 1994.

Finance revenues decreased 9% during the nine month period ended September 30,1995 as compared to the same period of 1994 due to the decrease of receivables owned by the Company as noted above. Other revenue for the first nine months of 1995 includes a gain of $18,637 recognized on the sale of $350,000 of Preferred Card receivables in March, 1995, and other revenue for the first nine months of 1994 includes a gain of $10,658 recognized on the sale of $150,000 of Preferred Card receivables in September, 1994.

The gross profit margin on net sales declined to 30.6% for the nine months ended September 30, 1995 compared to 33.2% for the comparable 1994 period. This decline is the result of several factors including a higher level of retail sales generated from the outlet divisions, a shift in the mix of catalog sales towards lower gross profit margin home products as a result of weaker apparel sales, and aggressive markdowns taken in the first quarter to liquidate excess inventories remaining from 1994.

Selling, general and administrative expenses as a percentage of total revenues were 38.6% for the nine months ended September 30, 1995 and 36.6% for the comparable period in 1994. There are several issues impacting this increase on a year-to-date basis for 1995. The costs of producing and mailing catalogs has increased due to significantly higher paper costs and the postal rate increase effected in January, 1995. Also, the Company incurred higher warehouse related costs during the first half of 1995 during the transition of Spiegel catalog operations to the new distribution facility in Groveport, Ohio. The operating efficiencies from this facility are beginning to be realized and are expected to improve during the higher volume holiday season. Finally, as discussed above, the increased credit card charge-off rate particularly in the third quarter has resulted in additional selling, general and administrative expenses for the Company.

The 28% increase in interest expense for the nine months ended September 30, 1995 as compared to the nine months ended October 1, 1994 is driven by higher debt levels throughout the year as well as higher interest rates.


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


Liquidity and Capital Resources:
The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable. Total customer receivables sold were $830,000 at September 30, 1995 and $480,000 at December 31, 1994.

Net cash provided by operating activities was $10,427 for the nine month period ended September 30,1995 as compared to net cash used of $191,255 for the nine month period ended October 1, 1994. The net cash proceeds from the sales of $350,000 and $150,000 of accounts receivable were reported as operating cash flows in the nine months ended September 30, 1995 and October 1, 1994, respectively. During the first nine months of 1995, significant uses of cash for operating activities were funding seasonal increases in inventory and receivables, and decreases in accounts payable and other accrued liabilities as well as the Company's net loss.

Net additions to property and equipment for the nine months ended September 30, 1995 were $101,868 consisting primarily of capital spending related to the new retail distribution facility in Columbus, OH, continued Eddie Bauer retail store expansion, and the construction of a corporate headquarters addition at Eddie Bauer.

The Company purchased and retired 500,000 shares of Class A Non-Voting Common Stock at a total cost of $4,742 during the first nine months of 1995. The shares were purchased at market value, and they represent less than one percent of the Company's total shares outstanding. No additional shares are currently approved for repurchase.

During the nine months ended September 30, 1995, the Company incurred approximately $7,700 of expenditures related to the $39,000 nonrecurring charge taken in 1993. The charge provided for the estimated impact of closing certain of the Company's existing catalog distribution facilities. Expenditures incurred during the first nine months of 1995 were primarily for certain employee termination benefits as well as inventory transfers from Spiegel warehouse operations in Chicago to the new facility in Groveport, Ohio. The remaining balance of the reserve at September 30, 1995, was $8,200.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities and other available sources of credit, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

In March, 1995, SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued. This statement establishes accounting standards for the recognition of losses resulting from impairment of long-lived assets to be held and used or to be disposed of.
The Company has not yet adopted this policy and is not required to adopt it until the 1996 fiscal year. However, management believes that the effects of adoption of this statement will be immaterial.

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

			 SPIEGEL, INC.

	Signature                     Title                 Date
-------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Senior Vice President       November 14, 1995
       James W. Sievers     (Chief Financial Officer)