Form 10-K405
period 1995-12-30
SPIEGEL INC
filed 1996-03-29
CIK 276641

                                                 CONFORMED COPY
                                                 --------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-K405
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended ....................DECEMBER 30, 1995
                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the transition period from ..................... to ......................
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
                               (TITLE OF CLASS)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES  X   NO
                                            ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ----

The Class B Voting Common Stock is not publicly traded. Therefore, no market value information is readily available on this class of stock.

The number of the shares of Registrant's Class A Non-Voting Common Stock and Class B Voting Common Stock outstanding on March 22, 1996 was 14,604,844 and 93,141,654, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART I

ITEM 1.  BUSINESS

A.  GENERAL DEVELOPMENT OF BUSINESS

Spiegel, Inc., a Delaware corporation, was incorporated in 1965. Spiegel, Inc. and its subsidiaries are sometimes referred to collectively in this Form 10-K as the "Company." The Spiegel, Inc. catalog operations and related retail store operations are collectively referred to in this Form 10-K as "Spiegel." The Company and its predecessors date from 1865. Since 1905, the Company has operated as a catalog merchandiser. In 1982, the Company was purchased by Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership that is one of the largest catalog merchandisers in the world, selling its products in Europe and Asia. In 1984, all of the capital stock of the Company was transferred to the partners of Otto Versand or their designees. In this transaction, 65% of the capital stock of the Company was transferred to Spiegel Holdings, Ltd., an Illinois limited partnership, whose general partner was Dr. Werner Otto. Since 1984, additional shares of the Company's capital stock have been acquired by Spiegel Holdings, Ltd. and its successor. In 1986, Spiegel Holdings, Ltd. was converted to Spiegel Holdings, Inc., a Delaware corporation ("SHI"). Prior to the Company's 1987 initial public offering of Class A non-voting common stock, all of Spiegel's existing capital stock was converted into Class B voting common stock. SHI holds 99.8% of the Company's Class B voting common stock, affording SHI control of the Company.

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

In 1993, the Company acquired substantially all of the assets of New Hampton, Inc. ("New Hampton") through a bankruptcy proceeding. In 1995, New Hampton's name was changed to Newport News, Inc. ("Newport News"). Newport News is a specialty catalog company offering fashionable women's apparel and home furnishings at moderate price points.

C.  NARRATIVE DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS, SERVICES, AND REVENUE SOURCES. The Company has two principal merchandise categories: apparel and household furnishings and other merchandise. The components of net sales by merchandise category for the last three years were:


                                  1995       1994      1993
                                 ------     ------    ------
     Wearing apparel                 71%        73%       72%
     Household furnishings
       and other merchandise         29         27        28
                                 ------     ------    ------
                                    100%       100%      100%
                                 ------     ------    ------
                                 ------     ------    ------

The Company's household furnishings range from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs. Other merchandise category includes items such as fitness and personal care equipment, toys, cameras and luggage.

The following is a discussion of the major operations of the Company:
Spiegel, Eddie Bauer, Newport News and FCNB.

      SPIEGEL

      Spiegel offers apparel, household furnishings and other merchandise through its various catalogs and, to a lesser extent, Ultimate Outlet retail stores. Spiegel sales were $1,168,959 and $1,202,548 for the years ended December 30, 1995 and December 31, 1994, respectively. Spiegel is one of the largest catalog companies in the United States and in 1995 distributed over 203 million catalogs throughout the country. At December 30, 1995, Spiegel's customer base included 5.9 million active customers (customers who have purchased within the last 18 months).

      Spiegel's apparel merchandise, which represented 51% of its sales in 1995, includes private-label merchandise, developed by its in-house product design teams based on emerging fashion trends and customer. Spiegel also offers designer and branded apparel. Spiegel's household furnishings and other merchandise, which represented 49% of its sales in 1995, are a mixture of private label and branded merchandise ranging from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs.

      Spiegel catalogs serve as a fashion resource for the busy working woman. These catalogs include Spiegel's trademark semi annual catalog, specialty catalogs targeted to distinct market segments, including E STYLE and For You from Spiegel, and other catalog mailings throughout the year. The Company has used proprietary and other data from within and outside its existing customer base and its fashion and marketing expertise to identify an assortment of niche markets. Spiegel addresses each of these markets with targeted specialty merchandise concepts, through specialty catalogs and through "shops" included in Spiegel's semi annual catalog. A shop is a focused merchandise assortment targeted to a specific group of customers. Shops are managed by teams within the Spiegel catalog organization, each comprised of representatives from different areas such as fashion, merchandising, marketing, and advertising. Spiegel believes that this specialty or niche marketing approach enables it to address the widely varying needs of a diverse customer base.

      EDDIE BAUER

      Eddie Bauer is a leading specialty retailer serving the casual lifestyle needs of men and women through the sale of high quality private-label apparel, home furnishings and accessories. Eddie Bauer operates 411 retail stores in addition to catalog operations. Total net sales were $1,427,422 and $1,231,306 for the years ended December 30, 1995 and December 31, 1994, respectively. A key strategy for Eddie Bauer is to leverage synergies between its retail and catalog channels of distribution, maximizing opportunities for cross-promotion. This strategy includes utilizing the catalog customer database to help identify potential store locations, using catalog space to advertise the retail concept, and utilizing retail store mailing lists to help build the catalog file. Eddie Bauer's principal retailing concept is its trademark Eddie Bauer sportswear stores and catalogs, which feature casual apparel and accessories. Eddie Bauer also has other specialty retail concepts that serve targeted niches including Eddie Bauer HOME, which offers home furnishings through retail stores and catalogs; AKA EDDIE BAUER, featuring dress sportswear and tailored clothing, footwear and accessories for men and women through retail stores and catalogs; and the Eddie Bauer Sport Shop, a store-within-a-store concept which provides premier apparel, equipment and accessories for field and stream sports.

      In September 1993, Eddie Bauer entered into a joint-venture arrangement with Otto-Sumisho, Inc. to sell its full line of Eddie Bauer sportswear products through retail stores and catalogs in Japan. There are currently seven stores with eight more planned for 1996. During 1995, Eddie Bauer entered into an agreement with Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck Gmbh (both subsidiaries of Otto Versand) to form a joint venture to sell Eddie Bauer products through retail stores and catalogs in Germany.
      Eddie Bauer has also capitalized on selected licensing opportunities, including a current arrangement with Ford Motor Company, which uses the Eddie Bauer name and logo on special series Ford vehicles.

         EDDIE BAUER RETAIL DIVISION

         Eddie Bauer operates 365 retail and 46 outlet stores in the United States and Canada. At December 30, 1995, 26 of these stores were Eddie Bauer HOME Collection and 15 were AKA EDDIE BAUER stores. A typical Eddie Bauer store is approximately 6,500 gross square feet and is located in an upscale regional mall or a high traffic downtown location, because the Company believes that convenience is a primary consideration for its target customers. Most of Eddie Bauer's current stores are located in large metropolitan markets. Eddie Bauer has also begun to explore opportunities in certain smaller markets where it believes a concentration of its target customers exists. Eddie Bauer believes that these markets have the potential to contribute store profit margins comparable to the existing store base. Eddie Bauer outlet stores, which offer overstock and end-of-season merchandise, are located predominantly in outlet malls and strip centers and generally in areas not served by its core specialty retail stores.

         Growth in the retail division has been due principally to new store openings and to the growth in its existing stores. Comparable store sales were unchanged in 1995 and increased 4% in 1994. In 1996, the Company is planning approximately 27 new store openings for Eddie

         Bauer. The average cost of opening a typical new Eddie Bauer store in 1995, including inventory, furniture and fixtures, pre-opening expenses and net leasehold improvements, was approximately $800,00. Eddie Bauer's ability to open and operate new stores profitably is dependent on the availability of suitable store locations, the negotiation of acceptable lease terms, Eddie Bauer's financial resources and its ability to control the operational aspects and personnel requirements of its growth.

         EDDIE BAUER CATALOG DIVISION

         In 1995, the Eddie Bauer catalog division distributed over 103 million catalogs and had approximately 3.1 million active customers (those who had purchased within the last 18 months.) As a corollary to its retail operations, Eddie Bauer catalog concepts include its trademark Eddie Bauer Sportswear catalog, Eddie Bauer HOME and AKA EDDIE BAUER, as well as its largest catalog, Eddie Bauer Resource, combining all of its specialty concepts in a single catalog. Eddie Bauer also actively pursues new customers within its target market through initiatives including list rentals and utilizing names of its retail store customers.

      NEWPORT NEWS

      Newport News (formerly New Hampton), acquired by the Company in August 1993, is a specialty catalog company whose catalog offers fashionable, moderately priced women's apparel. Merchandise categories currently include swimwear, dresses, casual wear, evening wear and career wear. In 1994, Newport News introduced home textiles and in 1996, mailed its first catalog dedicated primarily to home merchandise. Newport News' consolidated net sales were $289,843 for the year ended December 30, 1995, as compared to $272,937 for the year ended December 31, 1994. In 1995, Newport News mailed 174 million catalogs to active and prospective customers. Newport News catalogs have a customer base of 4.5 million active customers (those who had purchased within the last 18 months.)

      FCNB

      In an effort to build brand loyalty and to provide additional convenience for its customers, the Company offers a credit program for qualifying catalog and retail customers in the form of its FCNB Preferred Charge card. The card is imprinted with a Spiegel, Eddie Bauer, Newport News, or E STYLE logo depending on the source of the original application for credit. This card allows a customer to purchase products from any Company affiliate, regardless of the imprint on the card. FCNB is the issuer of the Preferred Charge card. The accounts are serviced through FCNB's Beaverton, Oregon headquarters. FCNB also issues MasterCard credit cards, which represent approximately 6% of its outstanding cards.

      Finance revenues generated by the credit operations were $208,304 in 1995, as compared to $232,267 in 1994. Approximately 50% of the Company's 1995 total net sales were made on the FCNB Preferred
      Charge card including approximately 76% of Spiegel catalog net sales, 27% of Eddie Bauer's net sales, and 59% of Newport News' net sales. The lower percentage of Eddie Bauer sales made on the Preferred Charge card is attributable primarily to the relatively higher percentage of retail store sales at Eddie Bauer. Catalog sales generally have a higher percentage of sales made on credit compared to retail store sales.


COMMON SYSTEMS STRATEGY

By capitalizing on synergies between its subsidiaries, the Company continues to make significant progress toward its long-term goal of operating common systems for the businesses. The Company operates a common order-entry system for Spiegel, Eddie Bauer and Newport News. This system ensures rapid response to customer orders and inquiries and allow Spiegel, Eddie Bauer and Newport News operators to handle each other's calls when back-up support is necessary. In addition, Spiegel and Eddie Bauer share a common customer-satisfaction system and a common marketing system for managing their customer data base and creating marketing efficiencies and cost savings.

The Company's transition to its new catalog distribution facility in Groveport, Ohio and its common order processing systems is complete. The Company believes the new facility, which serves the catalog fulfillment needs of both Eddie Bauer and Spiegel, is among the most technologically advanced catalog fulfillment systems in the United States, providing improved productivity and customer service.

PRODUCT DEVELOPMENT AND SOURCING

The Company's product development and sourcing teams are a significant element of its private label merchandise strategy. The Company selects manufacturers based on their ability to produce high quality product on a cost-effective basis. The Company's product design teams select and source fabrics to be delivered to manufacturers along with product patterns, specifications and templates used for cutting fabric and other pre-production work. Prototype samples are submitted to the Company for final production approval to ensure manufacturer compliance with specifications.

The Company does not have any manufacturing facilities; all production is done by third-party contractors. The product development and sourcing teams closely monitor the timeliness of manufacturers' delivery to the Company's distribution facilities and provide them with packaging information. The Company believes this strategy permits maximum flexibility, enhanced inventory management and consistent quality control without the risks associated with operating its own manufacturing facilities.

MERCHANDISE.

The Company sells domestically produced and imported merchandise, which it purchases in the open market from approximately 7,600 suppliers, none of which supplied as much as 5% of the merchandise purchased during 1995. A significant amount of the dollar value of merchandise purchased by the Company is imported directly from the Far East and Europe. Consequently, the Company is subject to the risks generally associated with conducting business abroad. The Company's business could be affected by economic events or political instability that might affect imports, including duties, quotas and work stoppages. To date, these factors have not caused any material disruption of the Company's operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could over time increase the cost to the Company of merchandise purchased in foreign countries, which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above; however, the Company believes this risk exists for many other retailers.

LICENSES AND TRADEMARKS.

The Company utilizes its own trademarks and tradenames including "Spiegel", "Eddie Bauer", "AKA EDDIE BAUER", "Eddie Bauer HOME" and "Newport News." The Company is also licensed to sell goods under the "Together!" label. With the exception of the names "Spiegel", "Eddie Bauer", "AKA EDDIE BAUER", "Eddie Bauer HOME", "Newport News", and "Together!", the Company believes that loss or abandonment of any particular trademark would have no significant effect on its business.

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

EMPLOYEES.

During 1995, the Company employed between approximately 13,600 and 18,800 full-time equivalent employees, depending on the time of year, reflecting the seasonality of the Company's business and the variations in its workforce during the year. At February 28, 1996, the Company employed approximately 13,200 full-time equivalent employees.

Spiegel is a party to three collective bargaining agreements. Approximately 500 full-time equivalent employees are covered by an agreement between Spiegel and the Warehouse, Mail Order, Office, Technical and Professional Employees Union, Local 743, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America ("Local 743"). This agreement, which expired on February 29, 1996, was affected by the closure, in 1995, of Spiegel's catalog distribution facility in Chicago. The Company provided affected workers with all termination benefits called for by the agreement, as well as additional benefits such as early retirement enhancements, stay pay, job counseling and vocational training. The Company has negotiated a new agreement with the union and believes it will be accepted by the general union membership. This agreement would expire on February 28, 1999.


Approximately 140 full-time equivalent employees of certain Spiegel outlet stores are covered by a separate agreement with Local 743. This agreement expires on May 31, 1997. Approximately 250 full-time equivalent employees are covered by an agreement with Teamsters Union 929 Philadelphia, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America. This agreement expired on January 31, 1996. A new agreement has been signed effective February 1, 1996, which will expire on January 31, 1999.

The Company considers its relations with its employees to be good and has never experienced any material interruption of operations due to labor disagreements with its employees.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is located in leased office space in Downers Grove, Illinois. In addition, all of the Company's retail store locations are leased, with the exception of a downtown Chicago Eddie Bauer store. A typical store lease is for a term of 10 years, with options for renewal.

The Company's new Groveport, Ohio catalog fulfillment and distribution facility, which was constructed on land owned by the Company, was completed in 1994 and consolidates the majority of catalog fulfillment and distribution functions of Spiegel and Eddie Bauer. The Company made provisions for the closing of certain of its previous catalog distribution facilities, as described in note 3 to the Company's Consolidated Financial Statements. The principal properties and facilities formerly used in Spiegel's catalog operations consist of approximately 20 warehouses and office buildings located in and around Chicago, Illinois. These facilities are primarily owned, but as part of the transition to the new warehouse, most of them have closed and will be disposed of or sold. In 1995, the Company purchased a four million square-foot facility in Columbus, Ohio which replaces its previous retail distribution facilities and performs certain catalog distribution functions.

Eddie Bauer occupies office space in 9 buildings located in and around Redmond, Washington, two of which are owned and seven of which are under lease. Eddie Bauer built an addition to its headquarters in 1995. The Company also owns a building in San Francisco, but has closed the retail store which used to operate in it.

Spiegel leases customer order centers in Reno, Nevada; Bensalem, Pennsylvania; and Wichita, Kansas, and customer service facilities in Rapid City, South Dakota and Oakbrook, Illinois. The Company owns its Westmont, Illinois corporate data center.

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

On March 22, 1996, the closing market price of the Class A Non-Voting Common Stock, as quoted on the NASDAQ National Market System, was $10 per share.

b.  HOLDERS

There were approximately 12,000 Class A Non-Voting Common Stockholders as of March 22, 1996. The Company believes that certain of the outstanding shares of Class A Non-Voting Common Stock are held by nominees for an unknown number of beneficial stockholders.

The Class B Voting Common Stock of the Company is privately held and is not publicly traded. As of the date hereof, there were four Class B Voting Common Stockholders.

c.  DIVIDENDS

In December 1995, the Company announced it will discontinue payment of all cash dividends. The Company will continue to evaluate its dividend policy on an ongoing basis. Cash dividends per share paid for the years ended December 30, 1995 and December 31, 1994 are as follows:


                      First   Second    Third     Fourth
                     Quarter  Quarter   Quarter   Quarter   Total
                     -------  -------   -------   -------   ------
1995                 $.050    $.050     $.050     $.050     $.200
1994                 $.050    $.050     $.050     $.050     $.200


ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

($000s omitted, except per share amounts)



                              1995         1994         1993 (2)     1992         1991
                          -----------   ----------    ----------   ----------   ----------
EARNINGS DATA
Net sales and
  other revenues          $3,184,184    $3,015,985    $2,596,147   $2,218,732   $1,976,308
Earnings (loss) before
  income taxes (1)           (15,807)       47,246        87,363       69,367       30,793
Net earnings
   (loss) (3)             $   (9,481)   $   25,100    $   48,705   $   43,224   $   16,921
Net earnings (loss) per
  common share(3,4)       $     (.09)   $      .23    $      .47   $      .42   $      .16
Cash dividends per
  common share (4)        $      .20    $      .20    $      .20   $      .18   $      .18

BALANCE SHEET DATA
Current assets            $1,530,277    $1,908,402    $1,592,665   $1,302,838   $1,305,217
Total assets               2,273,982     2,560,287     2,210,591    1,785,213    1,728,163
Current liabilities          666,448       628,346       627,247      495,131      374,768
Long-term debt,
 excluding
 current maturities        1,014,692     1,300,364       971,683      764,235      841,196
Stockholders' equity      $  535,573    $  579,217    $  567,485   $  478,345    $ 453,598


(1). Operating income for 1993 included a $39,000 charge recorded in the third quarter to reflect the estimated impact of closing certain of the Company's existing catalog distribution facilities.

(2). In August 1993, the Company purchased substantially all of the assets of Newport News, Inc. for approximately $40 million. The operating results and balance sheet data for Newport News are consolidated with the Company's from this time forward.

(3). Net earnings for 1992 include income of $4,101, or $.04 per share, for the cumulative effect of accounting changes for postretirement health care benefits and inventory overhead capitalization.

(4). Net earnings per common share and cash dividends per common share for 1991 and 1992 have been restated to reflect the two-for-one split in the Company's outstanding common stock effected by the 100% stock dividend declared and paid in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($000S OMITTED)

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated financial statements as a percent of total revenues or net sales for the fiscal years 1995, 1994 and 1993.


                                               1995         1994       1993
                                             --------     --------   --------
Net sales and other revenues:
  Net sales                                    90.7%         89.7%      90.0%
  Finance revenue                               6.5%          7.7%       7.5%
  Other revenue                                 2.8%          2.6%       2.5%
                                             --------     --------   --------
                                              100.0%        100.0%     100.0%
Gross profit as a percent of net sales         32.9%         33.8%      34.3%
Selling, general and
  administrative expenses as a
  percent of total revenues                    36.4%         36.2%      33.2%


1995 COMPARED WITH 1994

Net sales for the year ended December 30, 1995 increased 7% to $2,886,225 compared with $2,706,791 for the year ended December 31, 1994. For the year ended December 30, 1995, total Company catalog sales were $1,751,526, an increase of 1% compared with the year ended December 31, 1994 due primarily to higher average demand per order. This sales increase was achieved despite a 10% decline in the number of catalogs circulated to offset higher paper and postage costs. Retail sales of $1,134,699 for the year ended December 30, 1995 increased 18% compared with the year ended December 31, 1994. This increase was due to a higher number of Eddie Bauer stores, 411 at December 30, 1995 compared to 353 at December 31, 1994, as Eddie Bauer's 1995 comparable store sales were unchanged compared to 1994.

For the year ended December 30, 1995, finance revenue was $208,304 compared to $232,267 for the year ended December 31, 1994. This decrease was due to a 19% decline in average owned receivables outstanding offset by the effects of an increase in the late fees and other fees charged to proprietary credit customers as a result of a change in fee structure. Other revenue was $89,655 and $76,927 for the years ended December 30, 1995 and December 31, 1994, respectively, and primarily comprises consulting revenue from the Company's computer consulting subsidiary, handling charge fees, and gains recognized on the sale of customer receivables.

Gross profit margin on net sales for the year ended December 30, 1995 was 32.9% compared with 33.8% for the year ended December 31, 1994. The Company incurred significant markdowns in the first half of 1995 to liquidate merchandise overstocks created from soft demand for cold weather apparel in the fourth quarter of 1994. In addition, the Company continues to experience a shift in catalog sales from apparel merchandise, which has a relatively higher gross profit margin, to home merchandise with a relatively lower gross profit margin. The fourth quarter saw a significant improvement in gross profit margins, primarily for Eddie Bauer due to lower overstock positions resulting in lower markdowns as compared to last year.

Selling, general and administrative expenses represented 36.4% of total revenues for the year ended December 30, 1995 as compared to 36.2% for the year ended December 31, 1994. There was a 14% increase in postal rates, and paper prices rose more than 40% for the Company in 1995. In an effort to minimize the effects of these increases, the Company took several measures including reducing the number of catalogs circulated, utilizing lower paper weights, and reducing the dimensions and page counts of the catalogs. In addition, there has been an increase in the charge-off rate for the proprietary credit card portfolio resulting from industry trends toward higher charge-offs as well as a shift in the portfolio mix toward higher levels of new credit accounts, which typically carry a higher credit risk than the more matured segment of the portfolio. The effects of this increase were mitigated by the favorable impact of the sale of customer receivables in 1995 as compared to 1994. Finally, the Company incurred higher warehouse costs, especially in the first half of the year, related to the final transition to the new catalog distribution facility and the start-up of the new retail distribution facility. In the second half of the year, especially the fourth quarter, the Company experienced cost savings in its distribution operations as compared to prior years, and improvements in certain other operating units, selling, general and administrative expense ratios due to expense control programs.

The Company recorded a $39,000 nonrecurring charge in the third quarter of 1993 to provide for the estimated impact of closing certain of the Company's existing catalog distribution facilities. Approximately $31,300 of expenditures have been made to date, including certain termination benefits, the impact on net periodic pension cost, and other incremental costs incurred for closing the existing facilities. The Company added $2,400 to the reserve in 1995 for additional costs in excess of the original estimate. The total remaining reserve at December 30, 1995 include the noncash write-off of property and equipment with an approximate book value of $5,000.

Interest expense for the year ended December 30, 1995 was $103,177, compared to $85,380 for the year ended December 31, 1994. The increase was due in almost equal proportions to higher debt levels and higher effective interest rates. The increase in debt was used primarily to finance capital expenditures and higher average inventory levels.

The effective tax rate for 1995 was 40.0% as compared to 46.9% in 1994. This decrease was due to a reduction in the state effective tax rate, the relative impact of the amortization of nondeductible goodwill as a percentage of loss before taxes, and the effect of changes in estimates of previously provided taxes.

                              1994 COMPARED WITH 1993

Net sales for the year ended December 31, 1994 increased 16% to $2,706,791 compared with $2,337,235 for the year ended December 31, 1993. Total Company catalog sales of $1,742,131 increased 16% for the year ended December 31, 1994 compared with the year ended December 31, 1993, due in part to increases in the home areas and certain categories of women's apparel as well as the effect of a whole year of Newport News sales. Retail sales of $964,660 for the year ended December 31, 1994 increased $124,488 or 15%, compared with the year ended December 31, 1993, due primarily to an increase in the number of Eddie Bauer stores to 353 at December 31, 1994 from 294 at December 31, 1993.
 Additionally, Eddie Bauer's comparable store sales increased 4%. Despite the increases noted above, total company sales fell below management expectations, especially in the critical fourth quarter, due to lack of demand for cold weather apparel and accessories, and softness in certain women's apparel categories.

Finance revenue increased $37,283 or 19.1% for the year ended December 31, 1994 compared to the year ended December 31, 1993, due to a larger FCNB Preferred Charge card receivable portfolio throughout the 1994 period compared to 1993. This increase was attributable to an increase in the number of Preferred Charge accounts as a result of the successful introduction of the Preferred Card to Newport News customers in 1994 and significant credit customer acquisition efforts at Spiegel and Eddie Bauer. Other revenue for the years ended December 31, 1994 and 1993 was $76,927 and $63,928, respectively, and primarily comprises handling charge fees, consulting revenue and, in 1994, a gain recognized on the sale of customer receivables.

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

Selling, general and administrative expenses as a percent to total revenues for the year ended December 31, 1994 and 1993 were 36.2% and 33.2%, respectively. This increase reflected the higher advertising and circulation costs associated with the Company's planned strategy of increasing market share through aggressive new catalog customer acquisition programs. Results also reflect the incremental expenses incurred from the conversion to a new common order fulfillment system and dual operating expenses associated with the start-up of and transition to a new catalog distribution facility for Eddie Bauer and Spiegel. Eddie Bauer completed its transition to the new facility during the third quarter of 1994. Spiegel began initial shipments out of the facility in 1994 and completed its transition during 1995.

Through December 31, 1994, approximately $23,000 of expenditures had been made on the $39,000 reserve for the estimated impact of closing certain of the Company's existing catalog distribution facilities including certain termination benefits and the impact on net periodic pension cost.

Interest expense for the year ended December 31, 1994 was $85,380 compared to $72,225 for the year ended December 31, 1993. The increase was due to higher debt levels and by slightly higher effective interest rates. The increase in debt was used primarily to finance higher average levels of customer accounts receivable, higher average inventory levels and capital expenditures.

The effective tax rate for 1994 was 46.9% as compared to 44.2% in 1993. This increase was due to an increase in state income tax rates as well as the relative impact of the amortization of non-deductible goodwill as a percentage of earnings before taxes.


                          LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer receivables and the issuance of debt. Customer accounts receivable sold were $1,180,000 and $480,000 at December 30, 1995 and December 31, 1994, respectively.

Net cash provided by operating activities was $438,601 for the year ended December 30, 1995 as compared to net cash used in operating activities of $245,849 in the comparable prior year period. The most significant source of operating cash in 1995 was the sale of $700,000 of customer receivables, which was offset by a $316,752 increase in customer accounts receivable before the current year's receivable sales. In 1994, there was significant use of cash for an increase in customer receivables of $277,203 and an increase in inventories of $162,526. These were partially offset by proceeds from the sale of $150,000 customer receivables in 1994.

In the past three years, the Company has incurred substantial capital expenditures to improve its infrastructure. Capital expenditures for 1995 and 1994 were $131,229 and $84,191, respectively. In 1994, the expenditures were primarily related to the new catalog distribution center and the continued expansion and remodeling of Eddie Bauer stores. In 1995, the Company's capital expenditures were primarily related to the expansion of Eddie Bauer including the purchase and renovation of a new retail distribution facility, the construction of a headquarters addition, and continued expansion and remodeling of Eddie Bauer stores. The majority of those projects are completed and spending levels will be reduced significantly in the coming years.

As of December 30, 1995, total debt was $1,126,364, compared with $1,380,684 as of December 31, 1994. This lower level of debt was primarily the result of payments made on commercial paper using the proceeds from the sale of customer receivables.

In March 1995, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued. This statement establishes accounting standards for the recognition of losses resulting from impairment of long-lived assets to be held and used or to be disposed of. The statement will be adopted by the Company in the 1996 fiscal year, as required. Management believes that the effects of adoption of this statement will be immaterial.

In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, was issued. This statement establishes financial accounting and reporting standards for stock based employee compensation plans on a fair value based method. As allowed by the new Statement, the Company plans to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options and will supplementally make pro forma disclosures as if the fair value based method of accounting had been applied according to the Statement. The Company will adopt the provisions of the statement in 1996, as required.

The Company believes that its cash on hand, together with cash flow anticipated to be generated from operations, borrowings under its existing credit facilities and other available sources of credit will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
($000s omitted, except per share amounts)


                                                 December 30,   December 31,
                                                     1995          1994
                                                 ------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                       $   42,302     $   33,439
  Receivables, net                                   742,480      1,125,728
  Inventories                                        572,377        597,781
  Prepaid expenses                                   101,324         80,970
  Refundable income taxes                             29,560         24,904
  Deferred income taxes                               42,234         45,580
                                                -------------  --------------
    Total current assets                           1,530,277      1,908,402
Property and equipment, net                          412,934        335,103
Intangible assets, net                               173,088        180,446
Other assets                                         157,683        136,336
                                                -------------  --------------
                                                  $2,273,982     $2,560,287
                                                -------------  --------------
                                                -------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt                      $  111,672    $    80,320
  Accounts payable                                   256,527        265,752
  Accrued liabilities:
    Salaries and wages                                32,370         31,114
    General taxes                                    125,504        118,266
    Other accrued liabilities                        140,375        132,894
                                                -------------  --------------
    Total current liabilities                        666,448        628,346
Long-term debt, excluding current maturities         994,692      1,300,364
Indebtedness to related parties                       20,000              -

Deferred income taxes                                 57,269         52,360
                                                -------------  --------------
    Total liabilities                              1,738,409      1,981,070
                                                -------------  --------------
Stockholders' equity:
  Class A non-voting common stock, $1.00 par
    value; authorized 16,000,000 shares;
    14,604,844 shares issued and outstanding
    at December 30, 1995; 15,065,244 shares
    issued and outstanding at December 31, 1994       14,605         15,065
  Class B voting common stock, $1.00 par value;
    authorized 94,000,000 shares; 93,141,654
    shares issued and outstanding at
    December 30, 1995 and December 31, 1994           93,142         93,142
  Additional paid-in capital                         211,761        215,800
  Minimum pension liability                           (8,650)          (566)
  Retained earnings                                  224,715        255,776
                                                -------------  --------------
    Total stockholders' equity                       535,573        579,217
                                                -------------  --------------
                                                  $2,273,982     $2,560,287
                                                -------------  --------------
                                                -------------  --------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended ($000s omitted, except per share amounts)

                                December 30,    December 31,      December 31,
                                    1995            1994             1993
                                ------------    ------------      ------------
NET SALES AND OTHER REVENUES
Net sales                       $2,886,225      $2,706,791        $2,337,235
Finance revenue                    208,304         232,267           194,984
Other revenue                       89,655          76,927            63,928
                                ------------    ------------      ------------
                                 3,184,184       3,015,985         2,596,147

COST OF SALES AND OPERATING
 EXPENSES
Cost of sales, including buying
  and occupancy expenses         1,936,366       1,790,722         1,536,642
Selling, general and
  administrative expenses        1,160,448       1,092,637           860,917
Nonrecurring charge                      -               -            39,000
                                ------------    ------------      ------------
                                 3,096,814       2,883,359         2,436,559

  Operating income                  87,370         132,626           159,588

Interest expense                   103,177          85,380            72,225
                                ------------    ------------      ------------
  Earnings (loss) before
    income taxes                   (15,807)         47,246            87,363

Income tax provision (benefit)      (6,326)         22,146            38,658
                                ------------    ------------      ------------
Net earnings (loss)              $  (9,481)      $  25,100         $  48,705
                                ------------    ------------      ------------
                                ------------    ------------      ------------

EARNINGS PER COMMON SHARE
Net earnings (loss) per
common share                    $   (0.09)      $     0.23        $     0.47
                                ------------    ------------      ------------
                                ------------    ------------      ------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($000s omitted, except per share amounts)


                                                                                        Treasury
                                                                                        stock -
                                  Class A       Class B       Additional               class A        Minimum
                                  non-voting    voting        paid-in      Retained    non-voting     pension
                        Total     common stock  common stock  capital      earnings    common stock   liability
                        -------   ------------  ------------  ----------   ----------  ------------   ---------
BALANCES AT
  DECEMBER 31, 1992    $478,345   $  12,000     $  93,142     $154,333     $223,906       $  (5,036)    $    -
Net earnings             48,705                                              48,705
Cash dividends
  ($.20.per share)      (20,298)                                            (20,298)
Issuance of 3,627,600
  common shares          61,705       3,628                     58,077
Issuance of 109,220
  treasury shares           627                                    144                          483
Retirement of 1,027,776
  treasury shares            -       (1,028)                    (3,525)                       4,553
Adjustment to minimum
  pension liability      (1,599)                                                                         (1,599)
                        -------   ------------  ------------   ----------   ----------  ------------   ---------
BALANCES AT
  DECEMBER 31, 1993     567,485      14,600         93,142      209,029      252,313           -         (1,599)

Net earnings             25,100                                               25,100
Cash dividends
  ($.20 per share)      (21,637)                                             (21,637)
Issuance of 465,420
  common shares           7,236         465                      6,771
Adjustment to minimum
  pension liability       1,033                                                                           1,033
                        -------   ------------  ------------   ----------   ----------  ------------   ---------
BALANCES AT
  DECEMBER 31, 1994     579,217      15,065         93,142     215,800       255,776           -         (566)

Net loss                 (9,481)                                              (9,481)
Cash dividends
  ($.20 per share)      (21,580)                                             (21,580)
Issuance of 39,600
  common shares             243          40                        203
Purchase & retirement
  of 500,000
  common shares          (4,742)       (500)                    (4,242)
Adjustment to minimum
  pension liability      (8,084)                                                                          (8,084)
                        -------   ------------  ------------   ----------   ----------  ------------   ---------

BALANCES AT
  DECEMBER 30, 1995    $535,573    $ 14,605       $ 93,142     $ 211,761     $224,715     $    -         $(8,650)
                        -------   ------------  ------------   ----------   ----------  ------------   ---------
                        -------   ------------  ------------   ----------   ----------  ------------   ---------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended ($000s omitted)


                                               December 30,         December 31,      December 31,
                                                  1995                 1994              1993
                                              -------------        -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                             $    (9,481)        $   25,100         $   48,705
Adjustments to reconcile net earnings to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                      76,155             54,607             45,766
  Gain on sale of receivables                       (18,637)           (10,658)               -
  Write-down of property and
    equipment of certain
    distribution facilities                             -                  -                6,500
  Change in assets and liabilities,
    net of effects of acquisition:
    Sale of customer accounts receivable            700,000            150,000             32,756
    Increase in receivables, net                   (316,752)          (277,203)          (209,800)
    (Increase) decrease in inventories               25,404           (162,526)             2,447
    Increase in prepaid expenses                    (20,354)           (21,125)            (1,272)
    Increase (decrease)in accounts payable           (9,224)            39,441             44,553
    Increase in accrued liabilities                   2,514             11,264             59,678
    Increase (decrease) in income taxes               8,976            (54,749)            (6,707)
                                               ------------         -------------      -------------
    Total adjustments                               448,082           (270,949)           (26,079)
                                               ------------         -------------      -------------
   Net cash provided by (used in)
    operating activities                           438,601            (245,849)            22,626
                                               ------------         -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Newport News,net of cash acquired       -                   -              (39,492)
Net additions to property and equipment           (131,229)            (84,191)          (104,489)
Net (additions to) or reductions of other
    assets                                         (18,110)             10,642            (61,944)
                                               ------------         -------------      -------------
  Net cash used in investing activities           (149,339)            (73,549)          (205,925)
                                               ------------         -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                                   116,250             399,000            241,600
Payment of debt                                   (370,570)            (79,151)           (56,550)
Dividends paid                                     (21,580)            (21,637)           (20,298)
Purchase and retirement of common shares            (4,742)                -                  -
Issuance of common shares and other                    243               7,236             62,332
                                               ------------         -------------      -------------
Net cash provided by (used in)
  financing activities                            (280,399)            305,448            227,084
                                               ------------         -------------      -------------
    Net change in cash and cash equivalents          8,863             (13,950)            43,785
Cash and cash equivalents at
  beginning of year                                 33,439              47,389              3,604
Cash and cash equivalents                      ------------         -------------      -------------
   at end of year                               $   42,302          $   33,439          $  47,389
                                               -------------        -------------      -------------
                                               -------------        -------------      -------------

Supplemental cash flow information
 Cash paid during the year for:
    Interest                                    $  104,426          $   85,723          $  69,242
                                               -------------        -------------      -------------
    Income taxes                                $    6,092          $   66,702          $  41,035
                                               -------------        -------------      -------------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($000s omitted, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Spiegel, Inc. is a multi-channel speciality retailer marketing fashionable apparel and home furnishings through catalogs, specialty retail stores and electronic media. The Company also operates a special purpose bank which issues a proprietary credit card to the Company's customers.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

REVENUE RECOGNITION
Sales made under installment accounts represent a substantial portion of net sales. Finance revenue on customer installment accounts receivable is recorded as income when earned. The Company provides for returns at the time of sale based upon projected merchandise returns.

CASH EQUIVALENTS
Cash equivalents consist principally of highly liquid government securities with original maturities of three months or less.

INVENTORIES
Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined primarily by the average cost method or by the first-in, first-out method.

ADVERTISING COSTS
Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over the expected lives of the catalogs, which are less than one year. Unamortized costs as of December 30, 1995 and December 31, 1994 were $65,343 and $51,524, respectively. All other advertising for both catalog and retail operations is expensed as incurred. Total advertising expense in the fiscal years 1995, 1994 and 1993 was $439,380, $430,180, and $290,460, respectively.

STORE PREOPENING COSTS
Preopening and start-up costs for new stores are charged to operations as incurred.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates range from 4% to 20% for buildings and improvements and 10% to 50% for furniture and equipment. Leasehold improvements are amortized over the lesser of the term of the lease or asset life.

INTANGIBLE ASSETS
Intangible assets represent principally trademarks and the excess of cost over the fair market value of net assets of businesses purchased. On an annual basis, the Company amortizes these intangibles on a straight-line basis in relation to the anticipated benefits to be derived from the businesses acquired, not to exceed 40 years. Total accumulated amortization of these intangibles was $64,099 and $55,843 at December 30, 1995 and December 31, 1994, respectively. Management periodically considers whether there has been a permanent impairment in the value of goodwill and trademarks by evaluating various factors, including current and projected future operating results and undiscounted cash flows. The Company does not believe there has been any material impairment in the carrying value of its goodwill.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company's current derivative positions consist of interest rate swaps. The accounting treatment for these interest rate swaps is to record the net interest paid as an adjustment to interest expense on a current basis. Gains or losses resulting from market movements are not recognized.

SYSTEMS DEVELOPMENT COSTS
Significant systems development costs are capitalized and amortized on a straight-line basis over a three year period. Costs, net of amortization, included in other assets as of December 30, 1995 and December 31, 1994 were $33,661 and $30,760, respectively. Related amortization expense recognized in fiscal years 1995, 1994 and 1993 was $8,887, $4,069, and $2,736, respectively.

EMPLOYEE PENSION PLANS
Company policy is to, at a minimum, fund the pension plans to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

INCOME TAXES
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is included in the consolidated federal income tax return of Spiegel, Inc.'s majority shareholder, Spiegel Holdings, Inc.

EARNINGS PER SHARE
Earnings per share are based on the weighted average number of both classes of common shares outstanding during the year.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified from amounts previously reported to conform with the 1995 presentation.

2. ACQUISITION

On August 27, 1993, the Company acquired substantially all of the assets of Newport News, Inc. (formally New Hampton, Inc.) through a bankruptcy proceeding for approximately $40 million in cash. Newport News, Inc. is a specialty catalog company offering fashionable, moderately priced women's apparel. The fair value of assets acquired approximated the purchase price. Accordingly, goodwill has not been recorded. The operating results of Newport News, Inc. subsequent to the acquisition date are included in the consolidated financial statements of the Company.

3. NONRECURRING CHARGES

During 1994 and 1995, the Company relocated certain of its catalog distribution operations to a new facility in Groveport, Ohio, which consolidated the majority of catalog distribution functions of Spiegel and Eddie Bauer. Included in operating results for the third quarter of 1993 was a $39,000 nonrecurring charge for the estimated costs for closure of certain of the Company's existing catalog distribution facilities. The charge to earnings consisted of estimates for termination benefits, disposal of certain fixed assets and other related costs. Approximately $31,300 of expenditures have been made to date, primarily for certain employee termination benefits, the impact on net periodic pension costs, and other incremental costs incurred for closing the existing facilities. Included in the original reserve was $6,500 for the closing of certain warehouse facilities and $1,500 of this was used in 1995. The remaining $5,000 is expected to be used in 1996. In 1995, $2,400 was added to the reserve for additional costs expected in excess of the original reserve.

4. RECEIVABLES

Receivables consist principally of proprietary credit card receivables generated in connection with the sale of the Company's merchandise. The Company's customer base is diverse, in terms of both geographic and demographic coverage. Due to the revolving nature of the credit card portfolio, management believes that the current carrying value of credit card receivables approximates fair value. The average interest rate collected on the receivables approximates the current market rates on new accounts. The allowance for credit card losses is based upon management's evaluation of the collectibility of credit card receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions. This allowance is continually reviewed by management, however, the actual losses incurred may differ from these estimates.

Receivables at December 30, 1995 and December 31, 1994 consist of the following:


                                                       1995              1994
                                                    ------------     --------------
Receivables serviced                                 $2,001,081      $1,683,444
Receivables sold                                     (1,180,000)       (480,000)
                                                    ------------     --------------
Receivables owned                                       821,081       1,203,444
Less allowance for returns                              (37,769)        (27,762)
Less allowance for doubtful accounts                    (40,832)        (49,954)
                                                    ------------     --------------
Receivables, net                                     $  742,480      $1,125,728
                                                    ------------     --------------
                                                    ------------     --------------


During 1995, 1994, and 1992, the Company transferred portions of its customer receivables to trusts which, in turn, sold certificates representing undivided interests in the trusts to investors. Certificates sold were $700,000 in 1995, under two separate transactions of $350,000 each, and $150,000 and $330,000 in 1994 and 1992, respectively. As a result of these transactions, other revenue increased by $18,637 and $10,658 in 1995 and 1994, respectively, representing the gain on only the sold receivables that existed at the date of the sale. The receivables were sold without recourse, and the bad debt reserve related to the net receivables sold has been reduced accordingly.
Cash flows generated from the receivables in the trusts are, to the extent allocable to the investor percentage, applied to payment of interest on the certificates, reinvestment in additional receivables to maintain the investors' percentage, and payment of servicing fees to the Company. Excess cash flows revert to the Company. The Company owns the remaining undivided interest in the trusts not represented by the certificates and will continue to service all receivables for the trusts.

In addition to the certificates sold, an additional class of investor certificates, currently held by the Company, was issued by the trust in each of the transactions in 1995 and 1994. The aggregate principle balances for these certificates was $294,500 and $55,000 as of December 30, 1995 and December 31, 1994, respectively. The value of these certificates is included in the Company's balance sheet under "Receivables, net." The Company also held a total of $49,400 at December 30, 1995 and December 31, 1994 in reserve funds used as credit enhancement for related receivables sold during 1992. Restricted cash accounts have been maintained for these reserve funds, none of which has been utilized as of December 30, 1995. The value of these funds has been included in the Company's balance sheet under "Other assets."

5. PROPERTY AND EQUIPMENT

Property and equipment at December 30, 1995 and December 31, 1994 consist of the following:




                                            1995              1994
                                         -----------      -----------
Land                                     $   22,957       $  19,685
Buildings and improvements                  155,150         123,512
Equipment                                   232,147         182,921
Leasehold improvements                      148,031         130,958
                                         -----------      -----------
                                            558,285         457,076
Less accumulated depreciation
  and amortization                         (171,791)       (147,160)
                                         -----------      -----------
                                            386,494         309,916
Construction in process                      26,440          25,187
                                         -----------      -----------
Property and equipment, net               $ 412,934        $335,103
                                         -----------      -----------
                                         -----------      -----------


6. LONG-TERM DEBT

The following is a summary of the Company's long-term debt at December 30, 1995 and December 31, 1994:


                                                 1995               1994
                                              -----------       -----------
Notes payable:
  Commercial paper, supported by
    stand-by credit commitment                $ 250,000          $504,000
  Term loan agreements, 3.00% to 10.25%,
    due March 22, 1996
    through March 31, 2005                      642,614           687,934
  Indebtedness to related parties                45,000                -
Subordinated notes, 6.56% to 9.625%,
  due June 28, 1996
  through June 30, 2000                         128,750           128,750
Secured notes, 7.25% to 7.35%,
  due November 15, 2001 through
  November 15, 2005                              60,000            60,000
                                             -----------       -----------
  Total long-term debt                        1,126,364         1,380,684
Less current maturities of long-term debt      (111,672)          (80,320)
                                             -----------       -----------
Long-term debt, excluding current
  maturities                                 $1,014,692        $1,300,364
                                             -----------       -----------
                                             -----------       -----------


The Company has a commercial paper program which is supported by an irrevocable stand-by credit commitment of $600,000 with a group of 13 banks. The credit agreement expires in September 1997 and is subject to annual extension upon mutual agreement of the Company and banks. If the Company elects to borrow under certain provisions of the credit agreement, the loans would be payable on the expiration date of this agreement. Fees paid to the banks do not exceed 3/8 of 1% per year of outstanding borrowings and 1/4 of 1% of the total commitment. The effective annual interest rates were 6.8% in 1995 and 5.2% in 1994, including previously mentioned fees. At December 30, 1995, outstanding commercial paper of $250,000 has been included in long-term debt, as the amount of the borrowings that will be outstanding throughout the period covered by the commitment is not expected to fall below this level or will be replaced with other long-term financing.

The Company also borrows funds under a letter of credit and revolving credit facility of $300,000 with a group of 11 banks. The credit agreement expires in March 1998. Certain provisions of the credit agreement limit availability of these funds through a specified time period. This time period generally coincides with peak cash flows generated by operations of the Company. Fees are currently 3/8 of 1% per year based on the total commitment. Borrowings under this commitment were an average of $118,547 and a maximum of $206,000 during 1995 and an average of $47,844 and a maximum of $200,000 during 1994. There was no outstanding usage under this facility at December 30, 1995 or December 31, 1994.

In November 1995, the Company received a $45,000 term loan from its majority shareholder, Spiegel Holdings, Inc. The loan bears interest at a variable rate based on LIBOR plus a margin. Of the total outstanding principal $25,000 will be paid in 1996 and $20,000 in 1997. The amount to be repaid in 1996 is included in the Company's balance sheet under "current maturities of debt."

The Company selectively uses interest rate swap contracts to hedge the underlying interest risks on various term loans. At December 30, 1995, these interest rate swap agreements had effective and termination dates from January 1993 to December 2009. At year-end 1995 and 1994, the notional principal amounts of these agreements totaled $87,500 and $27,500, respectively. At December 30, 1995, the fair value of these swap agreements, $7,454, was obtained from financial institutions and represents the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and risk of the transaction. The fair value at December 31, 1994 was not material. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions. These interest rate swaps in total had an unfavorable impact on interest expense of $234 and $565 in 1995 and 1994, respectively.

The Company has available uncommitted money market lines aggregating $75,000. Usage under these lines averaged $5,832 during 1995 at various floating rates of interest.

Additionally, the Company has letter of credit facilities to support the purchase of inventories. Letter of credit commitments outstanding were $109,572 and $140,173 at December 30, 1995 and December 31, 1994, respectively.

The fair value of the Company's long-term debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, approximates the carrying value of such debt at December 30, 1995.

Aggregate maturities of long-term debt for the five years subsequent to December 30, 1995 are as follows: 1996, $111,672; 1997, $375,542; 1998, $162,900;
1999, $140,000; and 2000 and thereafter, $336,250.


7.  EMPLOYEE BENEFIT PLANS

PROFIT SHARING AND THRIFT PLANS
Eligible salaried and hourly employees may participate in these plans. Employees may elect to contribute a maximum of 10% of their pre-tax base salary and 5% of their earnings after taxes, subject to limitations imposed by the Internal Revenue Service.

The Company's annual contributions for the profit sharing plan are determined by applying a formula to earnings before income taxes. Expense under this plan was $8,314, $5,673 and $9,001 in 1995, 1994 and 1993, respectively.


The Company has thrift plans for its eligible salaried employees in which it matches an employee's contribution dollar for dollar up to the first 3%, and 50 cents for each dollar contributed up to the next 3%. The Company also has separate thrift plans for certain eligible hourly employees. The Company contributes 25 cents for each dollar of employee contributions. Expense under these plans was $6,612, $4,917 and $4,092 in 1995, 1994 and 1993, respectively.

STOCK OPTION PLAN
The Spiegel, Inc. Salaried Employees Incentive Stock Option Plan provides for the issuance of options to purchase up to 1,900,000 shares of Class A non-voting common stock to certain salaried employees. Under the plan, participants are granted options to purchase shares of the specified stock at the fair market value at the date of grant. The options are exercisable at the rate of 20% per year.

A summary of the changes in the options outstanding is as follows:


                                             Shares       Amount      Average Price
                                           -----------   ----------   --------------
Outstanding at December 31, 1992            1,139,080    $ 7,905        $   6.94
  Granted                                     206,500      4,595           22.25
  Exercised                                  (136,820)      (786)           5.75
  Canceled                                    (18,120)      (157)           8.64
                                           -----------   ----------   --------------
Outstanding at December 31, 1993            1,190,640     11,557            9.71
  Granted                                     128,800      1,288           10.00
  Exercised                                   (65,420)      (343)           5.24
  Canceled                                     (1,200)        (9)           7.85
                                           -----------   ----------    -------------
Outstanding at December 31, 1994            1,252,820     12,493            9.97
  Granted                                     274,500      2,222            8.09
  Exercised                                   (39,600)      (243)          (6.13)
  Canceled                                   (124,460)    (2,532)         (20.34)
                                           -----------   ----------    -------------
OUTSTANDING AT DECEMBER 30, 1995            1,363,260    $11,940          $ 8.76
                                           -----------   ----------    -------------
                                           -----------   ----------    -------------
EXERCISABLE AT DECEMBER 30, 1995              866,820    $ 6,975          $ 8.05
                                           -----------   ----------    -------------
                                           -----------   ----------    -------------


Total stock options authorized but unissued at December 30, 1995 were 182,260.


PENSION PLANS
The Company also has defined benefit pension plans covering substantially all employees other than those eligible to participate in the savings and profit sharing plans and those hourly employees eligible to participate in the thrift plans. The unit credit actuarial cost method is used in developing the costs of the pension plans and the pension benefit obligation. The plan assets consist primarily of high quality common stock and bond funds. Due to the relocation of certain of its catalog distribution operations, the Company recognized a curtailment of a related hourly pension plan. The impact on net periodic pension cost for 1993 was a charge to operating income of $12,100, which was included in the $39,000 nonrecurring charge in the consolidated statements of earnings.



The net periodic pension cost for the years ended December 30, 1995, December 31, 1994 and December 31, 1993 is computed as follows:


                                         1995           1994        1993
                                      ---------       --------    --------
Service cost                          $   397         $  433       $  940
Interest cost                           4,413          4,340        3,562
Return on plan assets                  (7,049)         1,719       (7,448)
Net amortization and deferral           3,509         (5,517)      16,046
                                      ---------       --------    --------
Net periodic pension cost             $ 1,270         $  975      $13,100
                                      ---------       --------    --------
                                      ---------       --------    --------

Weighted average assumptions used in accounting for obligations and assets were as follows:

                                                1995         1994
                                              --------     --------
Discount rate                                   7.75%        9.0%
Expected long-term rate of return on assets      9.0%        9.0%


The following table sets forth the plans' funded status at December 30, 1995 and December 31, 1994:


                                              1995                 1994
                                        Union    Non-Union    Union    Non-Union
                                         Plan     Plan         Plan      Plan
                                       --------- ---------   --------- ---------
Accumulated and projected
benefit obligation:
 Vested                               $ 45,362   $ 10,968   $ 41,145   $  8,519
 Non-Vested                              1,260        231      1,864        207
                                       --------- ---------   --------- ---------
Total                                   46,622     11,199     43,009      8,726
Market value of plan assets             32,525      9,993     39,079      9,504
                                       --------- ---------   --------- ---------
Over (under) funded projected
  benefit obligation                   (14,097)    (1,206)    (3,930)       778
Unrecognized net transition liability      736      1,272      1,106      1,484
Unrecognized net loss from
  past experience different from
  that assumed and effects
  of changes in assumptions             12,291      2,087        923         68
Additional liability required to
  recognize minimum liability          (13,028)    (3,359)    (2,029)        -
                                       ---------  ---------  --------- ---------
Prepaid (accrued) pension cost
     in the balance sheet             $(14,098)   $(1,206)   $(3,930)    $2,330
                                       ---------  ---------  --------- ---------
                                       ---------  ---------  --------- ---------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
In addition to the benefits described above, the Company provides certain medical benefits for eligible retired employees until age 65.

The following table presents the accumulated postretirement benefit obligation at December 30, 1995 and December 31, 1994:


                                                 1995        1994
                                                -------    -------
Retirees                                        $5,290     $1,394
Fully eligible active plan participants          1,186      2,124
Other active plan participants                   4,959      4,041
                                                -------    -------
Total                                           11,435      7,559
Unrecognized prior service cost                 (1,727)      (715)
Unrecognized gain (loss)                        (2,379)       154
                                                -------    -------
Accrued postretirement benefit cost
  in the balance sheet                          $7,329     $6,998
                                                -------    -------
                                                -------    -------


The net periodic postretirement benefit cost for the years ended December 30, 1995, December 31, 1994 and December 31, 1993 is computed as follows:



                                             1995         1994       1993
                                           --------     --------   --------
Service cost                               $  629       $   616     $  352
Interest cost                                 804           583        496
Net amortization and deferral                 141            56         -
                                           --------     --------   --------
Net periodic postretirement benefit cost   $1,574        $1,255     $  848
                                           --------     --------   --------
                                           --------     --------   --------


For measurement purposes, an 11% and 12% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995 and 1994, respectively. This rate was assumed to decrease 1% per year to 6% in 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 30, 1995 by $864 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 30, 1995 by $178.

The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.75% and 9.0% at December 30, 1995 and December 31, 1994, respectively.

8. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 30, 1995, December 31, 1994 and December 31, 1993 are as follows:


                             1995            1994         1993
                           --------       --------    --------
Current                    $(20,117)       $11,506     $67,223
Deferred                     13,791         10,640     (28,565)
                           --------       --------    --------
                           $ (6,326)       $22,146     $38,658
                           --------       --------    --------
                           --------       --------    --------


The differences between the provision for income taxes at the statutory rate and the amounts shown in the consolidated statements of earnings for the years ended December 30, 1995, December 31, 1994 and December 31, 1993 are as follows:


                                     1995               1994              1993
                               Amount   Percent   Amount   Percent   Amount  Percent
                              --------  -------  --------  -------  -------- -------
Statutory rate                $(5,532)  (35.0)%  $16,536    35.0%   $30,577   35.0%
State income tax (net of
  federal income tax benefit)  (1,027)   (6.5)     3,728     7.9      5,851    6.7
Amortization of non-
  deductible goodwill           1,885    11.9      1,882     4.0      1,970    2.2
Changes in estimates of
   previously provided taxes   (1,652)  (10.4)       -        -        -        -
Change in statutory rate         -         -         -        -         260    0.3
                              --------  -------  --------  -------  -------- -------
Effective tax rate            $(6,326)  (40.0)%  $22,146    46.9%   $38,658   44.2%
                              --------  -------  --------  -------  -------- -------
                              --------  -------  --------  -------  -------- -------


Significant components of the Company's deferred tax assets and liabilities at December 30, 1995 and December 31, 1994 are as follows:


                                            1995         1994
                                       ----------   ----------
Deferred tax assets:
  Allowance for doubtful accounts         $15,324     $ 18,491
  Allowance for the gross profit
    on estimated future returns            13,191       12,872
  Reserve for distribution facility
    and store closings                      6,541        7,251
  Compensated absences accruals             4,523        5,053
  Reserve for self insurance                1,338          960
  Pension liability                         5,720          184
  Deferred rent obligation                    159          740
  Postretirement benefit obligation         3,038        3,003
  Capitalized overhead in inventory         4,366        9,471
  Other                                     3,355        2,028
                                         ----------  ----------
Total deferred tax assets                  57,555       60,053
                                         ----------  ----------
Deferred tax liabilities:
  Property and equipment                   49,171       47,715
  Prepaid and deferred expenses             6,250        7,035
  Gain on sale of accounts receivable      10,531        7,075
  Earned but unbilled finance charges       5,871        3,694
  Other                                       767        1,314
                                         ----------  ----------
Total deferred tax liabilities             72,590       66,833
                                         ----------  ----------
Net deferred tax liabilities              $(15,035)    $(6,780)
                                         ----------  ----------
                                         ----------  ----------


9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms generally range from 10 to 25 years and many contain renewal options. Many of the retail store leases provide for minimum annual rentals plus additional rentals based upon percentage of sales, which range from 3% to 5%. Rental expense for all operating leases was $124,183 in 1995, $100,394 in 1994 and $87,177 in 1993.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 30, 1995:

                                                 Amount
                                                ---------
              1996                              $121,199
              1997                              $112,010
              1998                              $102,652
              1999                              $ 92,966
              2000 and thereafter               $446,425


LITIGATION
The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

10. STOCKHOLDERS' EQUITY

In December 1995, the Company announced it will discontinue payment of all cash dividends. The Company will continue to evaluate its dividend policy on an ongoing basis.

During the first six months of 1995, the Company purchased and retired 500,000 shares of Class A non-voting common stock at market value for a total cost of $4,742. Accordingly, common stock was decreased by $500 representing the par value of the shares and additional paid-in capital was decreased by approximately $4,242 for the difference between the purchase price and the par value.

On January 5, 1994, the Company issued 400,000 shares of Class A non-voting common stock. Accordingly, common stock was increased by $400 representing the par value of the shares and additional paid-in capital was increased by approximately $6,500 for the difference between the proceeds from the issuance and the par value.

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

STATEMENT OF MANAGEMENT RESPONSIBILITY

We have prepared the accompanying consolidated financial statements and related information for the years 1995, 1994 and 1993. The opinion of the Company's independent auditors, KPMG Peat Marwick LLP, on those financial statements follows. The primary responsibility for the integrity and objectivity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

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

REPORT OF INDEPENDENT AUDITORS

THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SPIEGEL, INC.:

We have audited the accompanying consolidated balance sheets of Spiegel, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiegel, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 1995 in conformity with generally accepted accounting principles.




/s/ KPMG PEAT MARWICK LLP

Chicago, Illinois
February 9, 1996

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
($000s omitted, except per share amounts)



1995                         First           Second          Third           Fourth          Year End
------------------       ------------     ------------    ------------     ------------    -----------
Net sales and
  other revenues         $679,627        $699,280         $685,923        $1,119,354      $3,184,184
Operating income
  (loss)                    9,661          (2,873)         (13,773)           94,355          87,370
Net earnings (loss)      $ (9,415)       $(14,860)        $(22,618)       $   37,412      $   (9,481)
Net earnings (loss)
  per common share       $   (.09)       $   (.14)        $   (.21)       $      .35      $     (.09)
Weighted average
  common shares
  outstanding         108,152,162     107,716,627      107,736,680       107,746,498     107,837,992

MARKET PRICE DATA
    High                 $ 10 1/2        $ 13 7/8         $ 13 5/8         $  11           $  13 7/8
    Low                  $  8 7/8        $  8 3/4         $ 10             $   6 7/8       $   6 7/8

1994
------------------
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

MARKET PRICE DATA
    High               $   26 3/4       $   24 3/8      $   19 3/4         $  18 1/4      $   26 3/4
    Low                $   17 3/4       $       17      $   13 1/2         $   8 3/4      $    8 3/4



                                    PART III

ITEM 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following persons are the directors of the Company.

                                                                                     Year
                                                                               Elected as
Name                            Age  Offices with Registrant or Other (4)        Director
----------------------          ---  ----------------------------------------------------
Dr. Michael Otto (1)            52   Chairman of the Board of Directors              1982
                                     and Chairman of the Board of Directors of
                                     Otto Versand (GmbH & Co).

John J. Shea (1)(3)             57   Vice Chairman of the Board of Directors,        1983
                                     President and Chief Executive Officer

Kenneth A. Bochenski            53   Senior Vice President - Operations and          1987
                                     Information Services

Thomas Bohlmann                 50   Board of Directors and Director - Planning      1989
                                     and Control of Otto Versand (GmbH & Co)

Dr. Michael E. Crusemann (2)(3) 50   Board of Directors and Chief Financial          1994
                                     Officer of Otto Versand Group (1995);
                                     Deputy Director of Finance of Otto Versand
                                     (GmbH & Co) (1985)

Harold S. Dahlstrand            51   Senior Vice President - Human Resources         1994

Hans-Christoph Fischer          57   Board of Directors and Director -               1982
                                     Merchandise of Otto Versand (GmbH & Co)

Hans-Jorg Hammer                56   Board of Directors and Director -               1991
                                     Personnel of Otto Versand (GmbH & Co)(1991);
                                     Deputy Director - Personnel of Otto
                                     Versand (GmbH & Co)(1988)

Horst R. Hansen (2)             61   Retired.  Prior to March 1994 was a member      1982
                                     of the Board of Directors and Director -
                                     Finance and Chief Financial Officer
                                     of Otto Versand Group

Karl-August Hopmann (2)         60   Retired.  Prior to March 1991 was a member      1982
                                     of the Board of Directors and Director -
                                     Personnel of Otto Versand (GmbH & Co)(1988)

David C. Moon                   53   Executive Vice President                        1991

Dr. Peter Muller (1)            54   Board of Directors and Director -               1985
                                     Advertising and Marketing of Otto Versand
                                     (GmbH & Co)




Dr. Peer Witten                 50   Board of Directors and Director -               1991
                                     Operations of Otto Versand (GmbH & Co)



(1) Member of Board Committee (Executive Committee)
(2) Member of Audit Committee
(3) Member of Finance Committee
(4) The business experience during the last five years of directors who are executive officers of the Company is detailed along with the listing of executive officers that follows.

The terms of all the above-named directors expire on the date of the next annual meeting of the stockholders which is to be held in April, 1996.

Dr. Michael Otto was a member of the Board of Directors and Director - Merchandise of Otto Versand for ten years prior to March 1, 1981.

There is no family relationship between any of the directors.

EXECUTIVE OFFICERS

The following persons are the executive officers of the Company:


                                             Positions and Offices Held
                                     (all positions and offices are of the Company
Name                            Age              unless otherwise indicated)
----------------------          ---  ---------------------------------------------------
John J. Shea                    57   Vice Chairman (1989), President and Chief Executive
                                     Officer (1985) and Director (1983)

James W. Sievers                53   Senior Vice President - Finance (1995) and
                                     Chief Financial Officer (1994); Vice
                                     President - Finance (1990); Senior Vice
                                     President - Finance and Operations and
                                     Director of Eddie Bauer (1988)

Kenneth A. Bochenski (1)        53   Senior Vice President - Operations and
                                     Information Services (1987) and Director (1987)

Harold S. Dahlstrand            51   Senior Vice President - Human Resources (1993);
                                     Vice President - Human Resources (1985); and
                                     Director (1994)

David C. Moon (1)               53   Executive Vice President (1994); Senior Vice
                                     President- Merchandise (1990); Vice President -
                                     Merchandise (1987) and Director (1991)

James J. Broderick              42   Vice President - Merchandising (1993);
                                     Divisional Vice President - Merchandise
                                     (1992); General Merchandise Manager
                                     (1991); Merchandise Manager (1988)

Robert E. Conradi               52   Vice President - Merchandising (1987)





Davia L. Kimmey                 42   Vice President - Advertising (1992); Vice President
                                     Advertising and Marketing of Eddie Bauer (1990);
                                     Divisional Vice President
                                     - Advertising of Eddie Bauer (1988)

Stanley D. Leibowitz            44   Vice President - Corporate Planning (1988)

Alois J. Lohn                   61   Vice President - Manufacturing (1990); Vice
                                     President - Manufacturing of Jones New York (1989)

Michael R. Moran                49   Vice President, Secretary & General Counsel (1988)

Karl A. Steigerwald             49   Vice President - Marketing (1992); Vice President -
                                     Marketing and Information Services (1991)

John R. Steele                  43   Divisional Vice President and Treasurer
                                     (1995); Treasurer (1993); Corporate
                                     Finance Director of Deutsche Bank (1992);
                                     Vice President of Deutsche Bank (1988)

Richard T. Fersch               46   President and Chief Operating Office of
                                     Eddie Bauer (1992); Executive Vice
                                     President - Merchandising and Marketing of
                                     Eddie Bauer (1992); Senior Vice President
                                     - Store of Eddie Bauer (1989)

George D. Ittner                52   President and Chief Operating Officer -
                                     Newport News (1992); Executive Vice
                                     President and General Manager - Avon
                                     Fashions (1985)




(1) In March 1996, Kenneth A. Bochenski and David C. Moon announced they would retire from the Company. Each will resign from the Board of Directors in April 1996.

The terms of all the above-named officers expire on the date of the next annual meeting of the Board of Directors which is to be held in April, 1996.

There is no family relationship between any of the officers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued by the Company for the years ended December 30, 1995, December 31, 1994 and December 31, 1993 to or on behalf of each of the five most highly compensated key policy-making executive officers of the Company.


                                                            Stock
Name and                             Annual Compensation    Options         All Other
Principal                              Salary    Bonus      Granted      Compensation(1)
Position                    Year        ($)       ($)         (#)            ($)
------------------------   ------     ------    -------    --------     ---------------
John J. Shea                1995     $600,000  $      -     100,000 (2)    $157,732
      Vice Chairman         1994      600,000   236,250          --         145,667
      President, Chief      1993      550,000   605,500     125,000         143,218
      Executive Officer
      and Director

Richard T. Fersch           1995      415,000   466,875      50,000          68,789
      President of          1994      400,000   150,000      10,000          79,741
      Eddie Bauer           1993      304,225   274,560       5,000          59,886

David C. Moon               1995      270,000         -      10,000          72,387
      Executive Vice        1994      240,000    70,900       5,000          55,862
      President -           1993      220,000   183,000       5,000          64,923
      Merchandise and
      Director

George D. Ittner            1995      330,000         -       5,000          24,612
      President of          1994      299,156    99,750       5,000           3,696
      Newport News, Inc.    1993 (3)  100,000         -           -               -

Alois J. Lohn               1995      285,000         -           -          82,078
      Vice President,       1994      285,000    85,500       3,000          66,291
      Manufacturing         1993      275,000   168,500       3,000          80,682



(1) The following tables summarize all other compensation for the years ended December 30, 1995, December 31, 1994 and December 31, 1993:
(2) The options granted to John J. Shea in 1995 represent a repricing of 100,000 of the options granted to him in 1993.
(3) Newport News, Inc. was acquired by the Company in August, 1993.
    Compensation represented for George D. Ittner is from this time on in 1993.


                                               Employer
                                        Car     Profit    Life
                         Supplemental  Allow-  Sharing  Insurance Employer
                          Retirement   ance/   Contrib- Premiums   401(K)
         Name              Benefits    Other    ution     Paid    Matching   Total
     -------------------  ---------- -------   -------  -------   -------- --------
1995 John J. Shea         $73,401    $38,168   $6,000   $33,413   $6,750   $157,732
     Richard T. Fersch     14,515     33,514   14,010        -     6,750     68,789
     David C. Moon         14,680     25,300    6,000    19,657    6,750     72,387
     George D. Ittner         -       17,998       -      1,994    4,620     24,612
     Alois J. Lohn         22,020     25,602    6,000    21,706    6,750     82,078


1994 John J. Shea          $72,154   $36,368   $6,000   $24,395   $6,750   $145,667
     Richard T. Fersch      33,699    33,292    6,000      --      6,750     79,741
     David C. Moon           6,808    19,311    6,000    16,993    6,750     55,862
     George D. Ittner           -         -        -         -     3,696      3,696
     Alois J. Lohn          17,699    19,428    6,000    16,414    6,750     66,291


1993 John J. Shea          $43,142   $33,225   $12,928  $47,177   $6,746   $143,218
     Richard T. Fersch      24,810    17,294    11,036        -    6,746     59,886
     David C. Moon           5,685    17,411    13,018   22,063    6,746     64,923
     George D. Ittner           -         -         -        -        -          -
     Alois J. Lohn          13,317    17,644    12,928   30,047    6,746     80,682


OPTION GRANTS TABLE

The following table sets forth grants of stock options to the named executive officers during the year ended December 30, 1995 and the potential realizable value of the grants assuming that the market price of the underlying stock appreciates in value from the date of grant to the end of the option term at the stipulated annual rates of 5% and 10%:


                    Number
                      of                                          Potential Realizable
                  Securities  Percent of                            Value at Assumed
                    Under-   Total Options                        Annual Rates of Stock
                     lying     Granted to                           Price Appreciation
                    Options    Employees   Exercise   Expiration       for Option
Name                Granted    in 1995       Price      Date        5% ($)    10% ($)
------------------ ---------  -----------  --------- ----------- ----------- -----------
John J. Shea        100,000        36%      $ 10.00    12/30/04    $628,895   $1,593,742

Richard T. Fersch    50,000        18%         7.00    12/29/05     220,113      557,810

David C. Moon        10,000         4%         7.00    12/29/05      44,023      111,562

George D. Ittner      5,000         2%         7.00    12/29/05      22,011       55,781

Alois J. Lohn           -           -            -         -          -             -


The stock options granted become exercisable at the rate of 20% per year from the date of the grant.

AGGREGATED OPTION EXERCISES IN 1995 AND DECEMBER 30, 1995 OPTION VALUES

The following table sets forth shares acquired on exercise and stock option values at December 30, 1995:


                                             Number of Securities      Value of Unexercised
                                             Underlying Unexercised    In-the-Money Options
                    Shares                       Options at                 at
                    Acquired                 December 30, 1995         December 30, 1995
                      On          Value      Exercise-   Unexercise-   Exercise-    Unexercise-
    Name            Exercise     Realized    able        able          able         able
------------------  --------     --------    ----------  -----------   ----------   -----------
John J. Shea        20,000       $265,000       239,000      119,000     $117,460      $  3,500

Richard T. Fersch        -              -        21,600       63,800        2,700           525

David C. Moon            -              -        48,600       21,400       45,445           875

George D. Ittner         -              -         1,000        9,000            -             -

Alois J. Lohn            -              -        10,600        5,400        3,350           525


COMPENSATION OF DIRECTORS

The Company pays an annual fee of $10,000 to its independent directors and reimburses any reasonable out-of-pocket expenses incurred by all directors in attending meetings.


REPORT OF REPRICING OF OPTIONS

The following table sets forth a transaction which in effect reprices certain options granted. This transaction was approved by the Board of Directors and the Stock Option Committee.


                                                                                  Length of
                          Number of        Market Price   Exercise                Original
                          Securities       of Stock at    Price at                Option Term
                          Underlying       Time of        Time of                 Remaining at
                          Options          Repricing or   Repricing or  New       Date of
                          Repriced or      Amendment      Amendment     Exercise  Repricing or
Name              Date    Amended (#)          $             $          Price ($) Amendment
--------------  -------   --------------   ------------   ------------  --------- -------------
John J. Shea    5/10/95   100,000           $10.00          $22.75        $10.00     8 years



EMPLOYMENT AGREEMENT

The Company has an employment agreement with John J. Shea, President and Chief Executive Officer of the Company, the term of which extends through December 31, 1998. The current annual base salary under this agreement is $600,000. The agreement entitles Mr. Shea to receive an annual bonus based on a sliding-scale percentage of the Company's consolidated net income before taxes. Mr. Shea is also eligible to receive certain other benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board Committee, which determines executive officer compensation, consists of Dr. Michael Otto, Dr. Peter Muller and John J. Shea. Mr. Shea also serves as President and Chief Executive Officer of the Company.

EMPLOYEE BENEFITS

        STOCK OPTION PLAN.

        The Spiegel, Inc. Semi-Monthly Salaried Employees Incentive Stock Option Plan is administered by a Stock Option Committee consisting of three members of the Company's Board of Directors who are not salaried employees of the Company or its participating subsidiaries and who are appointed to the Committee from time to time. Certain salaried employees of Spiegel and its subsidiaries are eligible to participate in the plan. Options are granted to those eligible employees as the Stock Option Committee shall select from time to time. The Stock Option Committee also has authority to determine the number of shares and terms consistent with the Plan with respect to each option. Options granted under the plan relate to the Class A Non-Voting Common Stock of the Company. The maximum number of shares which may be issued under options granted is 1,900,000 shares. The participants' options become exercisable at the rate of 20% per year. The options expire ten years after the date of grant of options. The option price upon exercise of the option is the fair market value of the shares on the date of grant of the option. Options granted under the plan are not transferable or assignable other than by will or by the laws of descent and distribution.

        The average per share price of stock options granted during the year was $8.09. Net cash realized with respect to the exercise of options during the year was approximately $243,000.

        SPIEGEL GROUP PROFIT SHARING AND 401(K) SAVINGS PLAN

        The Company maintains a consolidated Profit Sharing and 401(K) Savings Plan for salaried and hourly employees of Spiegel, Eddie Bauer, FCNB and Distribution Fulfillment Services ("DFS"). Participation commences on the beginning of a quarter following one year of continuous service. The Company and participating subsidiaries contribute annually to the plan 8% of the first $100 million of Spiegel consolidated earnings before income taxes, plus 6.75% of the second $100 million of Spiegel consolidated earnings before income taxes, plus 4.5% of Spiegel consolidated earnings before income taxes in excess of $200 million plus any other amounts determined by the Company's Board of Directors. A minimum total contribution of 1-1/2% of eligible considered compensation will be made, but in no event will the total contribution exceed the maximum amount deductive for Federal income tax purposes. Company contributions and forfeitures are allocated among eligible participants in proportion to considered compensation. A participant can make nondeductible voluntary contributions to the plan of up to 5% of their considered compensation, subject to special limitations imposed by the Internal Revenue Code thereon.

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

        All contributions and investments are held in a trust for the benefit of plan participants. All employees who participate in the plan after one year of service are 100% vested in their contributions and earnings thereon but become vested in the Company's matching contribution and earnings thereon at a rate based on years of service, with full vesting after a maximum of seven years. Participants who suffer a financial hardship as defined by the Internal Revenue Code may withdraw amounts from the plan while still employed. Repayment is made through payroll deductions. In addition, participants may annually receive a distribution of their after-tax contributions. All participants receive the full value of their accounts under the plan upon retirement or permanent disability and the vested portion of their accounts on other termination of employment. The full value of a deceased participant's account is distributable to his beneficiaries. Distributions are made in a lump sum.

        SPIEGEL, INC., SUPPLEMENTAL RETIREMENT BENEFIT PLAN.

        The Company maintains a funded supplemental retirement plan for the benefit of its employees and those of its participating subsidiaries covered by the profit sharing and thrift plans described above (the "profit sharing and thrift plans") whose benefits under the profit sharing and thrift plans are reduced by application of Sections 415, 401(k) and 401(a)(17) of the Internal Revenue Code. If a participant's annual additions under the profit sharing and thrift plans are reduced by reason of special limitations of the Internal Revenue Code, the Company will make an annual contribution to the trust in the amount of the reduction. Supplemental benefits under the supplemental retirement plan are payable in cash at the same time and in the same manner as the participant's employer account under the profit sharing and thrift plans except no payments are made prior to death or reaching retirement age.

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

        EXECUTIVE BONUS AND INCENTIVE PLANS.

        The Company maintains various bonus plans for certain of its executives, designed to reward performance. The Company's annual payment of bonuses is based upon the attainment of pre-determined operating and financial objectives. For 1995, approximately $6,340,000 was paid under these bonus plans.

        NEWPORT NEWS, INC. RETIREMENT SAVINGS PLAN

        Newport News has a retirement savings plan covering its associates. Associates become eligible as of the beginning of the calendar quarter following completion of one year of service. Associates may elect to contribute up to 10% of their compensation to the plan on a pre-tax basis under Section 401(k) of the Internal Revenue Code. The associate may also elect to make nondeductible after-tax contributions to the plan of up to 5% of their compensation. The company matches contributions at a rate of 50% of the first 4% of compensation contributed. The company matching contributions, however, may not exceed the amount deductible under the Internal Revenue Code.

        Contributions are held in trust for the benefit of the plan participants. A participant receives the full amount in this account under the plan (including investment earnings) on termination of employment by reason of retirement (as defined in the plan document), or disability. Upon death, the full value of the participant's account is distributable to their beneficiary. On any other termination of employment, a participant is 100% vested at all times in the portion of his account attributable to pre-tax contributions, and is vested in the company's matching contributions and earnings thereon, at a rate based on years of service, with full vesting after a maximum of five years. Distributions are made on a lump sum basis. Participants are permitted to borrow from their account, but may only have one loan outstanding at a time. Participants suffering certain financial hardships may request an inservice withdrawal of prior contributions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Spiegel Holdings, Inc. (SHI) holds 99.8% of the Company's Class B Voting Common Stock. The following table sets forth certain information with respect to the number of shares of Class B Voting Common Stock owned by SHI, which is the only stockholder beneficially owning more than 5% of the Class B Voting Common Stock. SHI is a holding company whose principal asset is stock of the Company. The total number of holders of the Company's Class B voting Common Stock as of March 22, 1996, was four.

                                                       Percentage of
                                                       Outstanding
                              Number of    Title of    Class B Voting
Name and Address              Shares(1)     Class      Common Stock
-------------------------    -----------   ---------   ---------------
Spiegel Holdings, Inc.(2)     92,991,374    Class B      99.8%
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

b.  SECURITY OWNERSHIP OF MANAGEMENT

As of March 22, 1996, certain members of the Company's Board of Directors, and the directors and officers of the Company as a group, owned shares of the Company's Class A Non-Voting Common Stock as indicated in the following table:

As shown in Column II, in the case of Company officers, portions of the shares indicated as beneficially owned are actually shares attributable to unexercised and unexpired options for Class A Non-Voting Common Stock granted by the Company to such officers, which are exercisable as of, or first become exercisable within 60 days after, March 22, 1996.


                                     Amount and
               Name of               Nature of
 Title        Beneficial             Beneficial         Acquirable        Percent
of Class        Owner                Ownership (1)    Within 60 Days      of Class
--------   --------------------      -------------    --------------     ------------
                                          (I)            (II)              (III)

Class A    Richard T. Fersch            25,200           21,600            *

Class A    Karl-August Hopmann          15,000               0             *

Class A    George D. Ittner              2,400            1,000            *

Class A    Alois J. Lohn               284,600           10,600           1.9%

Class A    David C. Moon                54,100           48,600            *

Class A    Dr. Peter Muller             10,000               0             *

Class A    John J. Shea                351,000          239,000           2.4%

Class A    All directors and         1,126,325          605,400           7.7%
           officers as a group
           (24 persons)



(1) Includes shares which may be acquired within 60 days under the Company's Stock Option Plan.

*     Less than 1%.

ITEM 13.  CERTAIN TRANSACTIONS

Since its acquisition of the Company in 1982, and following the transfer of its interest therein to its partners and designees in April 1984, Otto Versand and the Company have entered into certain agreements seeking to benefit both parties by providing for the sharing of expertise. The following is a summary of such agreements and certain other transactions.

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand and Turkey. Otto Versand International (GmbH) is a wholly-owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $3,720,000 in 1995, $4,445,000 in 1994 and $4,126,000 in 1993. The
arrangements are indefinite in term but may generally be canceled by either party upon one year's written notice.

The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise by catalog and in retail stores. Otto Versand owns a 50% interest in Together, Ltd. Commission expenses incurred on this account were $5,755,000, $8,012,000 and $7,417,000 in 1995, 1994, and 1993, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

In September 1993, the Company announced an agreement with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) to form a joint venture and enter into license agreements to sell Eddie Bauer products through retail stores and catalogs in Japan. The joint venture and license agreements were executed in 1993. Three retail stores were opened in the
Fall of 1994, and another four retail stores were opened during 1995.   The
Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. To date, Eddie Bauer has contributed $8,900,000 to the project and in 1994, received a $2,500,000 licensing fee for the use of its name. Eddie Bauer received $1,717,000 and $246,000 in royalty income on retail sales during 1995 and 1994, respectively. Eddie Bauer recorded approximately $673,000 and $780,000 for its share of the equity losses of the joint venture during 1995 and 1994, respectively.

During 1995, Eddie Bauer entered into an agreement with Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck Gmbh (both subsidiaries of Otto Versand) to form a joint venture to sell Eddie Bauer products through retail stores and catalogs in Germany. The joint venture and license agreements were executed on June 6, 1995. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. Eddie Bauer has contributed $2,330,000 to the project and has received $1,000,000 in licensing fees for the use of its name. Eddie Bauer recorded approximately $98,000 for its share of equity losses of the joint venture during 1995. Retail stores are scheduled to open in late 1996.

In addition in 1994 and 1995 Eddie Bauer participated in a limited test marketing program with Sport Scheck GmbH (a subsidiary of Otto Versand) for the sale of Eddie Bauer products in Germany and Switzerland through Sport-Scheck catalogs. This arrangement has ceased operating with the advent of the joint venture discussed above. The Company believes that the terms of the arrangement were no less favorable to Eddie Bauer than would have been the case in an arrangement with an unrelated third party. During 1995 and 1994, respectively, Eddie Bauer received approximately $296,000 and $211,000 in royalty income from Sport-Scheck.

In 1993, Eddie Bauer entered into an agreement with Eddie Bauer
International, Ltd., (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia and contacts suppliers, inspects goods and handles shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $13,707,000 and $11,056,000 for these services in 1995 and 1994, respectively.

In March 1994, Newport News issued 113 shares of non-voting preferred stock to ten directors and ten other executive officers of the Company and nine executive officers and directors of Newport News and Otto Versand for $40,000 per share. Each participant was eligible to purchase up to four shares.
These individuals and the number of shares each owns, indicated in parentheses following each name, include: Dr. Michael Otto (4); Thomas Bohlmann (3); Hans-Christoph Fischer (4); Hans-Jorg Hammer (4); Dr. Peter Muller (4); Peer Witten(4); John J. Shea (4); Kenneth A. Bochenski (4); Harold S. Dahlstrand (4); David C. Moon (4); James J. Broderick (4); Robert
E. Conradi (4); Davia L. Kimmey (4); Stanley D. Leibowitz (4); Alois J. Lohn
(4); Michael R. Moran (4); Georgia L. Shonk-Simmons (4); James W. Sievers
(4); Karl

A. Steigerwald (4); George D. Ittner (4); James W. Brewster (4); Marianne A. Taylor (4); Geralyn M. Madonna (2); Gerhard Hocht (4); Siegfried Kockmann
(4); Gert Rietz (4); Martin Zaepfel (4) and Dr. Michael Crusemann (4). In December, 1995, an additional seven shares were offered to four executive officers from Newport News and Eddie Bauer at $43,000 per share. These individuals and the number of shares each owns, indicated in parenthesis following each name, include: Martin Smith (1); David Knoll (1); Charley Krieg (1); and Richard Fersch (4). The redemption price of the preferred stock prior to December 31, 1997 is $40,000 per share. Subsequent to December 31, 1997, the redemption price is fair market value. All shares of Newport News non-voting preferred stock must be redeemed by December 31, 1999, but may be redeemed as early as December 31, 1997 at the option of the holder.

The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


                                                                       Page

A.            1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets                          16
                  Consolidated Statements of Earnings                  17
                  Consolidated Statements of Stockholders' Equity      18
                  Consolidated Statements of Cash Flows                19
                  Notes to Consolidated Financial Statements           20-
                                                                       31
                  Independent Auditors' Report                         33
                  Selected Quarterly Financial Data                    34


              2.  FINANCIAL STATEMENT SCHEDULE

                  Independent Auditors' Report on Schedule             50
                  Schedule II--Valuation and Qualifying Accounts       51


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

              Exhibit
              Number    Description of Exhibit


               3(a)     Restated Certificate of Incorporation of the
                        Registrant (i)

               3(b)     By-Laws of the Registrant (i)

               4        Revised Specimen Stock Certificate (ii)

               10(a) Spiegel, Inc., Semi-Monthly Salaried Employees Incentive Stock Option Plan (File No. 33-15936) and post-effective Amendment No. 1 thereto, and the Company's registration statements on Form S-8 and post-effective amendments thereto (File No. 33-19663, 33-32385, 33-38478, 33-44780, 33-56200, 33-51755 and 33-
                        65469) (iii)

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

B.              REPORTS ON FORM 8-K

                None.

                        INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Stockholders
Spiegel, Inc.:


Under date of February 9, 1996, we reported on the consolidated balance sheets of Spiegel, Inc., and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 1995, which are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Part IV, Item 14 (A) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                /S/ KPMG PEAT MARWICK LLP


Chicago, Illinois
February 9, 1996

                                                             SCHEDULE II


                         SPIEGEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED
                                 ($000s omitted)


                                      December 30,  December 31,  December31,
                                          1995         1994          1993
                                       ----------   -----------   ----------
ACCOUNTS RECEIVABLE VALUATION ACCOUNTS


ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at beginning of year             $49,954      $46,855       $37,231
  Charged to earnings                     91,612       79,183        69,160
  Reduction for receivables sold         (33,600)      (6,300)       (1,609)
  Other (1)                                  -             -            695
  Accounts written off, net of
    recoveries                           (67,134)     (69,784)      (58,622)
                                       ----------   -----------   ----------
  Balance at end of year                 $40,832      $49,954       $46,855
                                       ----------   -----------   ----------
                                       ----------   -----------   ----------
ALLOWANCE FOR RETURNS

Balance at beginning of year             $27,762      $28,238       $23,960
  Charged to earnings                    274,331      266,700       259,111
  Amounts written off                   (276,390)    (267,176)     (254,833)
  Other (2)                               12,066           -             -
                                       -----------  ------------  -----------
  Balance at end of year                 $37,769      $27,762       $28,238
                                       ----------   -----------   ----------
                                       ----------   -----------   ----------

(1) Other represents the beginning balance of Newport News (formerly New Hampton) which was acquired in 1993.

(2) Other represents an adjustment to the allowance for returns to provide for the effect of an increase in sales activity on the Company's proprietary card.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spiegel, Inc., has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1996.

                                    SPIEGEL, INC.


                                    By:   /s/ John J. Shea
                                          John J. Shea, President and
                                            Chief Executive Officer
                                     (Principal Operating Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc., and in the capacities indicated on March 29, 1996.


         Signature                               Title
--------------------------          ------------------------------------------
/s/ John J. Shea                        Vice Chairman, President, Chief Executive
John J. Shea                            Officer and Director (Principal Operating
                                        Executive Officer)


/s/ James W. Sievers                    Senior Vice President - Finance and Chief
James W. Sievers                        Financial Officer (Principal Financial
                                        and Accounting Officer)


/s/ Kenneth A. Bochenski                Director
Kenneth A. Bochenski


/s/ Thomas Bohlmann                     Director
Thomas Bohlmann


/s/ Dr. Michael E. Crusemann            Director
Dr. Michael E. Crusemann


/s/ Harold S. Dahlstrand                Director
Harold S. Dahlstrand


/s/ David C. Moon                       Director
David C. Moon


/s/ Dr. Peter Muller                    Director
Dr. Peter Muller

