Form 10-Q
period 1996-03-30
SPIEGEL INC
filed 1996-05-14
CIK 276641

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

				UNITED STATES
				SECURITIES AND EXCHANGE COMMMISSION
				Washington, D.C. 20549
				FORM 10-Q
(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 30, 1996
				    or
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

				APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of May 14,1996 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,604,844 shares

  Class B voting common stock, $1.00 par value
       93,141,654 shares.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

		       SPIEGEL, INC.

Due to the seasonality of the registrant's business, the results for the three month period are not necessarily indicative of the results for the year. The financial statements have been prepared from the books and records of the registrant. They reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K, which includes financial statements for the year ended December 30, 1995.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, March 30, 1996 and December 30, 1995

Consolidated Statements of Earnings,
     Three Months Ended March 30, 1996 and April 1, 1995

Consolidated Statements of Cash Flows,
     Three Months Ended March 30, 1996 and April 1, 1995

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

			 Consolidated Balance Sheets

			 ($000s omitted, except per share amounts)

			 March 30, 1996 and December 30, 1995

                                                     (unaudited)
                                           	 March 30,    December 30,
                                                 1996            1995
                                           ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                 $    59,159    $    42,302
   Receivables, net                              584,143        742,480
   Inventories                                   555,063        572,377
   Prepaid expenses                               82,751        101,324
   Refundable income taxes                        40,865         29,560
   Deferred income tax benefit                    42,136         42,234
                                             ------------   ------------
     Total current assets                      1,364,117      1,530,277

   Property and equipment, net                   408,647        412,934
   Intangible assets, net                        172,946        173,088
   Other assets                                  167,307        157,683
                                             ------------   ------------
                Total Assets                  $ 2,113,017    $ 2,273,982
                                              ------------   ------------
                                              ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                 $   110,423    $   111,672
   Accounts payable                               156,802        256,527
   Accrued liabilities:
     Salaries and wages                            20,864         32,370
     General taxes                                118,277        125,504
     Other accrued liabilities                    114,723        140,375
                                              ------------   ------------
     Total current liabilities                    521,089        666,448

 Long-term debt, excluding current maturities     973,424        994,692
 Indebtedness to related parties                   40,000         20,000
 Deferred income taxes                             57,253         57,269
                                             ------------   ------------
     Total liabilities                          1,591,766      1,738,409

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; 14,604,844 shares issued and
    outstanding at March 30, 1996 and
    December 30, 1995                              14,605         14,605
   Class B voting common stock,
    $1.00 par value; authorized 94,000,000
    shares; 93,141,654 shares issued and
    outstanding at March 30, 1996 and
    December 30, 1995                               93,142         93,142
   Additional paid-in capital                      211,761        211,761
   Minimum pension liability                        (8,650)        (8,650)
   Retained earnings                               210,393        224,715
                                              ------------   ------------
 Total stockholders' equity                        521,251        535,573
                                              ------------   -------------
                                               $ 2,113,017    $ 2,273,982
                                              ------------   ------------
                                              ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

		  Consolidated Statements of Earnings

		  ($000s omitted, except per share amounts)

		  Fiscal Periods Ended March 30, 1996 and April 1, 1995
		  (unaudited)


                                            Three Months Ended
                                          March 30,      April 1,
                                              1996          1995
                                         -----------  -----------
Net sales and other revenues:
 Net sales                                $  589,461     $ 580,861
 Finance revenue                              28,341        64,006
 Other revenue                                16,879        34,760
                                           -----------  -----------
                                             634,681       679,627
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                        403,892       413,629
  Selling, general and administrative
   expenses                                  234,631       256,337
                                            ----------   ----------
                                             638,523       669,966
                                           -----------  -----------
Operating income (loss)                      (3,842)        9,661

Interest expense                               21,506        26,366
                                            -----------  -----------
Earnings (loss) before income taxes           (25,348)      (16,705)

Income tax benefit                            (11,027)       (7,290)
                                           -----------   -----------

Net earnings (loss)                      $    (14,321)  $   (9,415)
                                          ------------   ----------

Net earnings (loss) per common share      $    (0.13)   $    (0.09)
                                          -----------  ------------
                                          -----------  ------------
Weighted average number of common
 shares outstanding                      107,746,498   108,152,162
                                         -----------   -----------
                                         -----------   -----------

See accompanying notes to consolidated financial statements.
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

		    Consolidated Statements of Cash Flows

		    ($000s omitted)

		    Three months ended March 30, 1996 and April 1, 1995
		    (unaudited)

                                                 Three Months Ended
                                              March 30,      April 1,
                                                  1996          1995
                                            ------------    ------------

Net cash provided by operating activities   $    43,401   $     213,046
                                            ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment         (9,052)        (42,867)
 Net additions to other assets                  (14,974)         (7,679)
                                             ------------    ------------
  Net cash used in investing activities         (24,026)        (50,546)
                                            ------------    ------------

Cash flows from financing activities:
 Issuance of debt                               310,000         205,000
 Payment of debt                               (312,518)       (361,313)
 Dividends paid                                       0         (10,805)
 Repurchase of common stock                           0          (4,103)
 Exercise of stock options                            0              18
                                            ------------    ------------

  Net cash used in financing activities          (2,518)       (171,203)
                                            ------------    ------------

Net change in cash and cash equivalent            16,857          (8,703)
Cash and cash equivalents at beginning of period  42,302          33,439
                                              -----------    ------------
Cash and cash equivalents at end of period    $    59,159    $     24,736
                                             ------------    ------------
                                             ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                    $    23,596    $     19,612
  Income taxes                                $     1,070    $      1,345
                                             ------------    ------------
                                             ------------    ------------


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

(3) Long-term debt
In March 1996, the Company replaced certain of its existing credit arrangements with new credit facilities and modified certain conditions of other senior and subordinated term indebtedness. These changes were made to strengthen the Company's liquidity and provide for future growth. The Company established a new $600 million revolving credit agreement with a group of 23 banks. The Company also increased its existing asset backed commericial paper program to $600 million from $400 million with a corresponding increase in the back-up credit agreement with the same group of 23 banks. The $400 million asset backed commercial paper program had been established in December 1995, as a prelude to these financing modifications. Simultaneously with the establishment of these new credit facilities,the Company canceled a $600 million commercial paper facility and a $300 million revolving credit facility. The Company also sold $70,000 of customer receivables.

(4)  Indebtedness to related parties
In addition to the loan from the Company's majority shareholder, Spiegel Holdings, Inc. which existed as of December 30, 1995, in the first quarter of 1996, the Company received a term loan from 3 Suisses BVG
(a wholly owned subsidiary of Otto Versand) for $25,000. This loan will be repaid $5,000 in 1996, $5,000 in 1997 and $15,000 in 1998 and bears interest at a rate of 5.92%. The amount to be repaid in 1996 is included in the Company's balance sheet under "Current maturities of debt".



- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

		(000's omitted except per share amounts)

Results of Operations


Three Months Ended March 30, 1996 As Compared To Three Months
Ended April 1, 1995
- -------------------------------------------

Net sales for the three months ended March 30, 1996, increased 1.5% to $589,461 compared to $580,861 for the three months ended April 1, 1995. This increase is primarily the result of higher retail sales. Eddie Bauer's comparable store sales increased 5%. Catalog sales declined 2% for the quarter.

Finance revenue for the first quarter of 1996 was $28,341 as
compared to $64,006 for the same period in 1995.   This decrease
was the result of a significantly lower level of average owned customer receivables in the first quarter of 1996 compared to 1995 due to sales of customer receivables to support the Company's financing arrangements. Other revenue for the first quarter of 1996 decreased $17,881 as compared to the first
quarter of 1995.   This was mainly the result of a gain of
$18,637 recognized on the sale of customer receivables in the first quarter of 1995. There was no comparable gain in the first quarter of 1996.

The gross profit margin on net sales increased to 31.5% for the three months ended March 30, 1996 compared to 28.8% for the comparable 1995 period. Clearance activity in the first quarter of 1996 was much lower than the same period in 1995. The Company took aggressive markdowns in the first quarter of 1995 to liquidate overstock merchandise left over from December 1994. Such markdowns were not required in the same period of 1996 as the Company had lower inventory levels in general and more favorable response to the merchandise offerings.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended March 30, 1996 and April 1, 1995 were 37.0% and 37.7%, respectively. This decrease reflected reductions achieved in several operating units' selling, general and administrative expenses. These reductions included improvements from the Company's new fulfillment and distribution facilities and more tightly controlled advertising expenditures, including catalog production costs. Negatively impacting the 1996 ratio was an increased level of charge-offs on customer receivables. The 1996 ratio was also favorably impacted by 1.8% for the gain ofapproximately $8,000 realized on the sale of the Company's information technology subsidiary in the first quarter and for a $4 million reversal of the provision for doubtful accounts on $70,000 of customer receivables sold in March 1996. The 1995 ratio was favorably impacted by 3.3% for the effects of a sale of $350,000 of customer receivables in March 1995 including an $18,637 gain recognized and a reversal of approximately $15,000 of the provision for doubtful accounts on the receivables.

Interest expense for the three months ended March 30, 1996 decreased 18.4% to $21,506 compared to $26,366 for the three months ended April 1, 1995. This increase was due to lower average debt levels resulting from the higher level of customer receivables sold.


- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

Seasonality and Quarterly Fluctuations:

The Company, like other retailers, experiences seasonal fluctuations in its merchandise sales and net earnings. Historically, a disproportionate amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.


Liquidity and Capital Resources:

The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable. Total customer receivables sold were $1,170,000 at March 30, 1996, $1,100,000 at December 30, 1995 and $750,000 at April 1,
1995.

In March 1996, the Company replaced certain of its existing credit arrangements with new credit facilities and modified certain conditions of other senior and subordinated term indebtedness. These changes were made to strengthen the Company's liquidity and provide for future growth. The Company established a new $600 million revolving credit agreement with a group of 23 banks.
The Company also increased its existing asset backed commercial paper program to $600 million from $400 million with a corresponding increase in the back-up credit line with the same group of 23 banks. The $400 million asset backed commercial paper program had been established in December 1995, as a prelude to these financing modifications. Simultaneously with the establishment of these new credit facilities, the Company canceled a $600 million commercial paper facility and a $300 million revolving credit facility. The Company also sold $70,000 of customer receivables.

Net cash provided by operating activities was $43,401 for the three month period ended March 30, 1996 as compared to net cash provided of $213,046 for the three month period ended April 1, 1995. The net cash proceeds from the sale of $70,000 and $350,000 of customer receivables were reported as operating cash flows in the three months ended March 30, 1996 and April 1, 1995, respectively. Without the effects of the sale of customer receivables, net cash used by operating activities would have been $26,599 and $136,954 for the three month period ended March 30, 1996 and April 1, 1995, respectively. Other working capital items including decreases in accounts payable and other accrued liabilities represented significant uses of cash during the first quarters of 1996 and 1995.

Net additions to property and equipment for the three months ended March 30, 1996 were $9,052 compared to $42,867 for the first quarter of 1995. The capital spending in 1996 was primarily related to the new addition to Eddie Bauer's headquarters, continued Eddie Bauer retail store expansion, and improvements to the recently purchased retail distribution facility in Columbus, OH.

During the three months ended March 30, 1996, the Company incurred approximately $1,135 of expenditures related to the nonrecurring charge taken in 1993. The charge provided for the estimated impact of closing certain of the Company's existing catalog distribution facilities. Expenditures incurred during the first quarter of 1996 were primarily for closing costs incurred relating to the warehouse buildings.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, and borrowings under its existing credit facilities and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.



- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			 SPIEGEL, INC.

	Signature                     Title                 Date
- -------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Senior Vice President       May 14, 1996
       James W. Sievers     (Chief Financial Officer)