Form 10-Q
period 1996-06-29
SPIEGEL INC
filed 1996-08-13
CIK 276641

- -----------------------------------------------------------
- ------------------------------------------------------------


	                 			UNITED STATES

           			SECURITIES AND EXCHANGE COMMMISSION

              			Washington, D.C. 20549

                    			FORM 10-Q
(Mark One)
 /X/   Quarterly Report Pursuant to Section 13 or
       15(d) of the Securities Exchange Act of 1934

          For the quarter ended June 29, 1996
                           or
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

                             630-986-8800
      (Registrant's telephone number, including area code)

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

        				APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of August 9,1996 are as follows:

  Class A non-voting common stock, $1.00 par value
       14,611,424 shares

  Class B voting common stock, $1.00 par value
       93,141,654 shares.

- ----------------------------------------------------------
- -----------------------------------------------------------------

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets, June 29, 1996 and December 30, 1995

Consolidated Statements of Earnings,
  Three and Six Months Ended June 29, 1996 and July 1, 1995

Consolidated Statements of Cash Flows,
  Six Months Ended June 29, 1996 and July 1, 1995

Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 5 - Other Information

- ------------------------------------------------------
- ------------------------------------------------------

			 Consolidated Balance Sheets

		 ($000s omitted, except per share amounts)



                            					    (unaudited)
                      		         		     June 29,    December 30,
                                     				  1996            1995
                            					    ------------   -----------
ASSETS
 Current assets:
 Cash and cash equivalents            $    36,116     $   42,302
 Receivables, net                         586,625        742,480
 Inventories                              523,141        572,377
 Prepaid expenses				                      88,837        101,324
 Refundable income taxes                   42,944         29,560
 Deferred income taxes                     42,133         42,234
                             					    ------------   ------------
    Total current assets                1,319,796      1,530,277

 Property and equipment, net              403,581        412,934
 Intangibles, net                         172,738        173,088
 Other assets                             163,802        157,683
                             					    ------------   ------------
 Total Assets                         $ 2,059,917    $ 2,273,982
                             					    ------------   ------------
                             					    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt         $   134,328    $   111,672
   Accounts payable                       176,162        256,527
   Accrued liabilities:
    Salaries and wages                     20,434         32,370
    General taxes                         114,685        125,504
    Other accrued liabilities             120,584        140,375
                                		    ------------   ------------
Total current liabilities                 566,193        666,448

Long-term debt, excluding
      current maturities                  898,501        994,692
Indebtedness to related parties            20,000         20,000
Deferred income taxes                      57,257         57,269
                             					    ------------   ------------
     Total liabilities                  1,541,951      1,738,409

Stockholders' equity:
  Class A non-voting common stock,
   $1.00 par value; authorized
   16,000,000 shares; 14,606,324
   shares issued and outstanding
   at June 29, 1996 and 14,604,844
   at December 30, 1995                    14,606         14,605
  Class B voting common stock,
   $1.00 par value; authorized
   94,000,000 shares; 93,141,654
   shares issued and outstanding
   at June 29, 1996 and December 30,
   1995                                    93,142         93,142
  Additional paid-in capital              211,771        211,761
  Minimum pension liability                (8,650)        (8,650)
  Retained earnings                       207,097        224,715
                              					    ------------   ------------
Total stockholders' equity                517,966        535,573
                              					    ------------   ------------
                             					    $ 2,059,917    $ 2,273,982
                              					    ------------   ------------
                              					    ------------   -----------

[FN]
 See accompanying notes to consolidated financial statements.

- -------------------------------------------------------------
- -------------------------------------------------------------

        	  Consolidated Statements of Earnings

      	  ($000s omitted, except per share amounts)


                 		  (unaudited)


                					   Three Months Ended            Six Months Ended
                					  June 29,        July 1,        June 29,    July 1,
                					     1996           1995           1996        1995
               					  -----------  -----------    -----------  ----------

Net sales and other revenues:
 Net sales            $  623,870     $636,759     $1,213,331   $1,217,620
 Finance revenue          33,266       45,323         61,607      109,329
 Other revenue            11,465       17,198         28,344       51,958
               					  -----------  -----------    -----------  -----------
               					     668,601      699,280      1,303,282    1,378,907

Cost of sales and operating expenses:
 Cost of sales, including
  buying and occupancy
  expenses               408,225      429,573        812,117      843,202
 Selling, general
  and administrative
  expenses               246,465      272,580        481,096      528,917
              					   -----------  -----------    -----------  -----------
              					     654,690       702,153      1,293,213    1,372,119
               					  -----------  -----------    -----------  ----------
Operating income (loss)  13,911        (2,873)        10,069        6,788
Interest expense         21,195        23,492         42,701       49,859
               					  -----------  -----------    -----------  -----------
Earnings (loss)
 before income taxes     (7,284)      (26,365)       (32,632)     (43,071)
Income tax benefit       (3,987)      (11,505)       (15,014)     (18,796)
              				 	  -----------  -----------    -----------  -----------
Net earnings (loss)    $  (3,297)  $  (14,860)   $   (17,618)   $ (24,275)
               					  -----------  -----------    -----------  -----------
               					  -----------  -----------    -----------  -----------
Net earnings (loss)
 per common share      $  (0.03)    $  (0.14)    $   (0.16)    $  (0.22)
              					  -----------  -----------    -----------  -----------
              					  -----------  -----------    -----------  -----------
Weighted average
 number of common
 shares outstanding  107,746,760  107,716,627    107,746,629  107,934,394
              					  -----------  -----------    -----------  -----------
              					  -----------  -----------    -----------  -----------


See accompanying notes to consolidated financial statements.
- -----------------------------------------------------------
- -----------------------------------------------------------

   		    Consolidated Statements of Cash Flows

            	    ($000s omitted)

              		    (unaudited)


                                            						  Six Months Ended
                                     					        June 29,      July 1,
                                           						    1996         1995
                                    				      ------------    -----------

 Cash flows from operating activities
   Net earnings (loss)                         $ (17,618)    $   (24,275)
   Adjustments to reconcile
   net earnings (loss) to net
   cash provided by operating
   activities:
     Depreciation and amortization                39,282          31,359
     Gain on sale of
        receivables                                  --          (18,637)
     Change in assets and liabilities:
     Sale of customer
         accounts receivable                      30,000         350,000
    (Increase) decrease in receivables, net      125,855         (32,471)
     Decrease in inventories                      49,236             260
    (Increase) decrease in prepaid expenses       12,487          (8,769)
     Decrease in accounts payable                (80,365)        (75,550)
     Decrease in accrued liabilities             (42,546)        (63,641)
     Decrease in income taxes                    (13,294)         (8,143)
                                              -----------    ------------
Total adjustments                                120,655         174,408
                                              -----------     -----------
Net cash provided by operating activities        103,037         150,133
                                  					      ------------    ------------
Cash flows from investing activities:
 Net additions to property and equipment         (18,352)        (73,169)
 Net additions to other assets                   (17,346)        (11,211)
                                  					      ------------    ------------
Net cash used in investing activities            (35,698)        (84,380)
                                  					      ------------    ------------
Cash flows from financing activities:
 Issuance of debt                                300,250         171,250
 Payment of debt                                (373,786)       (228,159)
 Dividends paid                                       --         (10,805)
 Repurchase of common stock                           --          (4,742)
 Exercise of stock options                            11              73
                                  					      ------------    ------------
Net cash used in financing activities            (73,525)       (72,383)
                                  					      ------------    ------------
Net change in cash and cash equivalents           (6,186)         (6,630)
Cash and cash equivalents at
  beginning of period                             42,302          33,439
                                  					      ------------    -----------
Cash and cash equivalents
at end of period                             $    36,116    $     26,809
                                  					      ------------    ------------
                                  					      ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                    $   43,360    $     51,301
  Income taxes                                $    2,077    $      4,387
                                 					      ------------    ------------
                                 					      ------------    ------------


See accompanying notes to consolidated financial statements.

- -----------------------------------------------------------------
- -----------------------------------------------------------------

			 Notes to Consolidated Financial Statements
		 ($000s omitted)
		 (unaudited)

(1)  Adjustments
The financial statements reflect all adjustments, consisting only of normal accruals, which are, in the opinion of management, necessary to a fair presentation of the results for the periods presented.

(2)  Reclassifications
Certain prior year amounts have been reclassified to conform to the current presentation.

(3) Long-term debt
In March 1996, the Company replaced certain of its existing credit arrangements with new credit facilities and modified certain conditions of other senior and subordinated term indebtedness. These changes were made to strengthen the Company's liquidity and provide for future growth. The
Company established a new $600 million revolving credit agreement with a group of 23 banks. The Company also increased its existing asset backed commercial paper program to $600 million from $400 million with a corresponding increase in the back-up credit line with the same group of 23 banks. The $400 million asset backed commercial paper program had been established in December 1995, as a prelude to these financing modifications. Simultaneously with the establishment of these new credit facilities, the Company canceled a $600 million commercial paper facility and a $300 million revolving credit facility. The Company also sold a net amount of $30,000 of customer receivables during the first six months of 1996.

(4)  Indebtedness to related parties
In addition to the loan from the Company's majority shareholder, Spiegel Holdings, Inc., which existed as of December 30, 1995, in the first quarter of 1996, the Company received a term loan from 3 Suisses BVG (a wholly owned subsidiary of Otto Versand) for $25,000. This loan will be repaid $5,000 in 1996, $5,000 in 1997 and $15,000 in 1998 and bears interest at a rate of 5.92%. As of June 29, 1996, the total indebtedness to related parties outstanding was $55,000. The current portion is included in the Company's balance sheet under "Current maturities of debt".


- -----------------------------------------------------------------
- -----------------------------------------------------------------

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations
(000's omitted except per share amounts)

Results of Operations

Three Months Ended June 29, 1996 As Compared To Three Months
Ended July 1, 1995
- --------------------------------------
Net sales for the three months ended June 29, 1996, decreased 2.0% to $623,870 compared to $636,759 for the three months ended July 1, 1995. Eddie Bauer's retail sales increased by 10.0% compared to the same period last year with a comparable store sales increase of 1.1%. Total Company catalog sales declined 5.9% for the quarter as a result of the Company's planned reduction in catalog circulation as well as lower productivity from certain end-of-season sale books at Spiegel Catalog.

Finance revenue of $33,266 for the second quarter of 1996 was 26.6% below the $45,323 reported for the same period in 1995. This decrease was mainly the result of a significantly lower level of average owned FCNB Preferred Card receivables in the second quarter of 1996 compared to the same period in 1995 due to sales of customer receivables.

The gross profit margin on net sales was 34.6% and 32.5% for the three month periods ended June 29, 1996 and July 1, 1995, respectively. This improvement is driven by a lower level of promotional activity, resulting in less markdowns.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended June 29, 1996 and July 1, 1995 were 36.9% and 39.0%, respectively. This decrease reflected reductions achieved in several operating units' selling, general and administrative expenses. These reductions included improvements from the Company's new fulfillment and distribution facilities as well as other efficiencies gained from the Company's ongoing cost reduction efforts. In general, the Company's credit business has a higher selling, general and administrative expense ratio than other areas of the Company and has been experiencing higher charge-offs. However, as a result of the receivable sales, the relative size of the credit business has been reduced, and its selling, general and administrative expense ratio has improved slightly. This has had a favorable impact on the overall Company's ratio.

Interest expense was $21,195 for the three months ended June 29, 1996 compared to $23,492 for the three months ended July 1, 1995. This decrease was mainly due to lower average debt levels resulting from the higher level of customer receivables sold.

- -----------------------------------------------------------------
- -----------------------------------------------------------------

Six Months Ended June 29, 1996 As Compared To Six Months Ended
July 1, 1995
- -----------------------------------
For the six months ended June 29, 1996 and July 1, 1995, net sales were $1,213,331 and $1,217,620, respectively. Eddie Bauer's retail sales were 12.9% higher than last year for the period, and its comparable store sales increased 2.9%. Total Company catalog sales were lower than last year as a result of planned catalog circulation reductions made to reduce the impact
of paper price increases.   Additionally, lower productivity
rates on certain catalog media at Spiegel Catalog contributed to the decline.

Finance revenue for the six month period ended June 29, 1996 was $61,607 compared to $109,329 for the same period of 1995. This decline is mainly the result of significantly lower average owned FCNB Preferred Card receivables due to sales of customer receivables. Other revenue was $28,344 and $51,958 for the six month periods ended June 29, 1996 and July 1, 1995, respectively. The decrease is mainly attributable to a gain of $18,637 recognized on the sale of customer receivables in the first quarter of 1995. There was no comparable gain in 1996.

The gross profit margin on net sales increased to 33.1% from 30.7% for the first six months of 1996 compared to the same period in 1995. Clearance and markdown activity was much lower in the 1996 period. In the first half 1995, the Company took aggressive markdowns to liquidate overstock merchandise. Such markdowns were not required in the same period of 1996.

Selling, general and administrative expenses as a percentage to total revenue were 36.9% and 38.4% for the six month periods ended June 29, 1996 and July 1,1995, respectively. The Company has continued to pursue cost saving measures in all areas of its businesses. The lower selling, general and administrative expense ratio reflected reductions in several operating units'expenses as well as efficiencies being realized from the Company's new fulfillment and distribution facilities and more tightly controlled advertising expenditures, including catalog production costs. The 1996 ratio was also favorably impacted by the gain of approximately $8,000 realized on the sale of the Company's information technology subsidiary in the first quarter. Also favorably effecting the 1996 ratio, as discussed above, was the diminishing relative effect of the Company's credit business due to receivable sales. By comparison, the 1995 ratio was favorably impacted by the effects of a sale of $350,000 of customer receivables in March 1995 including an $18,637 gain recognized and a reversal of approximately $15,000 of the provision for doubtful accounts on the receivables sold.

Interest expense was $42,701 and $49,859 for the six months ended June 29, 1996 and July 1, 1995, respectively. This decrease was mainly due to lower average debt levels resulting from a higher level of customer receivables sold and the Company's lower inventory levels.

The effective tax rate was 46.0% and 43.6% for the six months ended June 29, 1996 and July 1, 1995, respectively. This increase was due to the relative impact of the amortization of non-deductible goodwill as a percentage of earnings before taxes.

- -----------------------------------------------------------------
- -----------------------------------------------------------------

Seasonality and Quarterly Fluctuations:
- ---------------------------------------
The Company, like other retailers, experiences seasonal fluctuations in its merchandise sales and net earnings. Historically, a disproportionate amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.


Liquidity and Capital Resources:
- --------------------------------
The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable. Total customer receivables sold were $1,210,000 at June 29, 1996, $1,180,000 at December 30, 1995 and $830,000 at July 1,
1995.

In March 1996, the Company replaced certain of its existing credit arrangements with new credit facilities and modified certain conditions of other senior and subordinated term indebtedness. These changes were made to strengthen the Company's liquidity and provide for future growth. The Company established a new $600 million revolving credit agreement with a group of 23 banks. The Company also increased its existing asset backed commercial paper program to $600 million from $400 million with a corresponding increase in the back-up credit line with the same group of 23 banks. The $400 million asset backed commercial paper program had been established in December 1995 as a prelude to these financing modifications. Simultaneously with the establishment of these new credit facilities, the Company canceled a $600 million commercial paper facility and a $300 million revolving credit facility. The Company also sold a net amount of $30,000 of customer receivables during the first six months of 1996.

Net cash provided by operating activities was $103,037 and $150,133 for the six month periods ended June 29, 1996 and July 1, 1995, respectively. The net cash proceeds from the sale of $30,000 and $350,000 of customer receivables were reported as operating cash flows in the six months ended June 29, 1996 and July 1, 1995, respectively. Without the effects of the sale of customer receivables, net cash provided by operating activities would have been $73,037 for the six month period ended June 29, 1996 and net cash used by operating activities would have been $199,867 for the six month period ended July 1, 1995. In 1996, significant sources of cash from operating activities were decreases in customer receivables and inventories. Decreases in accounts payable and other liabilities represented significant uses of cash.

Net additions to property and equipment for the six months ended June 29, 1996 and July 1, 1995 were $18,352 and $73,169, respectively. The capital spending in 1996 was primarily related to the new addition to Eddie Bauer's headquarters, continued Eddie Bauer retail store expansion, and improvements to the retail distribution facility in Columbus, OH.

During the six months ended June 29, 1996, the Company incurred approximately $2,290 of expenditures related to the nonrecurring charge taken in 1993. The charge provided for the estimated impact of closing certain of the Company's existing catalog distribution facilities. Expenditures incurred during 1996 were primarily for closing costs incurred relating to the warehouse buildings.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, and borrowings under its existing credit facilities and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

- -----------------------------------------------------------------
- -----------------------------------------------------------------

Item 5. Other Information

During the second quarter of 1996, certain changes were made to the Company's board of directors. At the Company's board of directors meeting on April 25, 1996, Mr. Richard T. Fersch, President and Chief Operating Officer of Eddie Bauer, and Mr. John W. Irvin, President of the Spiegel Catalog Division, were elected to the board of directors. In June, Mr. Hans-Christoph Fischer announced his departure from the Company's board of
directors.   Mr. Martin Zaepfel of Otto Versand (GmbH Co) has
been named to the board as Mr. Fischer's replacement.


- -----------------------------------------------------------------
- -----------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        			 SPIEGEL, INC.

	Signature                     Title                   Date
- ----------------------   --------------------     ----------------
/s/ James W. Sievers     Senior Vice President       August 13,1996
    James W. Sievers     (Chief Financial Officer)
