Form 10-Q
period 1996-09-28
SPIEGEL INC
filed 1996-11-12
CIK 276641

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

For the quarter ended September 28, 1996
                        or
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,615,404 shares

  Class B voting common stock, $1.00 par value
       93,141,654 shares.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

               SPIEGEL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, September 28, 1996 and December 30, 1995

Consolidated Statements of Earnings,
     Three and Nine Months Ended September 28, 1996 and September 30, 1995

Consolidated Statements of Cash Flows,
     Nine Months Ended September 28, 1996 and September 30, 1995

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

Item 5 - Other Information

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                Spiegel, Inc. and Subsidiaries
                Consolidated Balance Sheets

                ($000s omitted, except per share amounts)

                September 28, 1996 and December 30, 1995

                                            (unaudited)
                                            September 28,  December 30,
                                                 1996        1995
                                            ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                 $    30,312    $    42,302
   Receivables, net                              434,016        742,480
   Inventories                                   633,622        572,377
   Prepaid expenses                               94,846        101,324
   Refundable income taxes                        32,907         29,560
   Deferred income taxes                          42,134         42,234
                                            ------------   ------------
     Total current assets                      1,267,837      1,530,277

   Property and equipment, net                   394,942        412,934
   Intangibles, net                              172,297        173,088
   Other assets                                  161,213        157,683
                                            ------------   ------------
                                             $ 1,996,289    $ 2,273,982
                                            ------------   ------------
                                            ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                $   109,311    $   111,672
   Accounts payable                              194,436        256,527
   Accrued liabilities:
     Salaries and wages                           20,567         32,370
     General taxes                               111,785        125,504
     Other accrued liabilities                   108,826        140,375

                                             ------------   ------------
     Total current liabilities                   544,925        666,448

 Long-term debt, excluding current maturities    891,650        994,692
 Indebtedness to related parties                     -           20,000
 Deferred income taxes                            57,257         57,269
                                            ------------   ------------
     Total liabilities                         1,493,832      1,738,409

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 14,614,404 shares
    at September 28, 1996 and 14,604,844 at
    December 30, 1995                             14,614         14,605
   Class B voting common stock,
    $1.00 par value; authorized 94,000,000
    shares; issued 93,141,654 shares
    at September 28, 1996 and December 30, 1995   93,142         93,142
   Additional paid-in capital                    211,812        211,761
   Minimum pension liability                      (8,650)        (8,650)
   Retained earnings                             191,539        224,715
                                             ------------   ------------
 Total stockholders' equity                      502,457        535,573
                                             ------------   ------------
                                             $ 1,996,289    $ 2,273,982
                                             ------------   ------------
                                             ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

            Spiegel, Inc. and Subsidiaries
            Consolidated Statements of Earnings

            ($000s omitted, except per share amounts)

            Fiscal Periods Ended September 28, 1996 and September 30, 1995 (unaudited)


                      Three Months Ended            Nine Months Ended
                 September 28,  September 30,   September 28,  September 30,
                        1996           1995            1996           1995
                     -----------    -----------    -----------    -----------
Net sales and other revenues:
 Net sales              $  584,075     $ 619,632     $1,797,406   $1,837,252
 Finance revenue            26,826        49,390         88,433      158,719
 Other revenue              10,015        16,901         38,359       68,859
                        -----------  -----------    -----------  -----------
                           620,916       685,923      1,924,198    2,064,830
Cost of sales and operating expenses:
  Cost of sales, including
    buying and occupancy
    expenses               403,038       431,399      1,215,155    1,274,601
  Selling, general and
    administrative
    expenses               225,678       268,297        706,774      797,214
                        -----------  -----------    -----------  -----------
                           628,716       699,696      1,921,929    2,071,815
                        -----------  -----------    -----------  -----------
Operating income (loss)     (7,800)      (13,773)         2,269      (6,985)

Interest expense            21,006        26,358         63,707       76,217
                        -----------  -----------    -----------  -----------

Earnings (loss) before
  income taxes             (28,806)      (40,131)       (61,438)     (83,202)

Income tax
  provision (benefit)      (13,248)      (17,513)       (28,262)     (36,309)
                        -----------  -----------    -----------  -----------

Net earnings (loss)     $  (15,558)  $   (22,618)   $   (33,176)   $ (46,893)
                        -----------  -----------    -----------  -----------
                        -----------  -----------    -----------  -----------

Net earnings (loss)
  per common share      $    (0.14)   $    (0.21)   $     (0.31)    $ (0.43)
                        -----------  -----------    -----------  -----------
                        -----------  -----------    -----------  -----------
Weighted average number of common
  shares outstanding    107,752,989  107,736,680    107,748,749  107,868,490
                        -----------  -----------    -----------  -----------

[FN]
See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              Spiegel, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows

              ($000s omitted)

              Nine Months Ended September 28, 1996 and September 30, 1995 (unaudited)

                                              Nine Months Ended
                                          September 28,   September 30,
                                              1996           1995
                                           ------------    ------------

Cash flows from operating activities:
 Net earnings (loss)                           (33,176)        (46,893)
 Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                 62,185          49,965
  Gain on sale of receivables                       --         (18,637)
  Change in assets and liabilities:
    Sale of customer accounts receivable       138,730         350,000
    (Increase) decrease in receivables, net    169,733         (72,432)
    Increase in inventories                    (61,245)       (110,733)
    (Increase) decrease in prepaid expenses      6,477         (16,175)
    Decrease in accounts payable               (62,091)        (47,444)
    Decrease in accrued liabilities            (57,071)        (51,281)
    Decrease in income taxes                    (3,258)        (25,943)
                                           ------------    ------------
    Total adjustments                          193,460          57,320
                                           ------------    ------------
Net cash provided by operating activities  $   160,284   $      10,427
                                           ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment       (26,140)       (101,868)
 Net additions to other assets                 (20,791)        (13,715)
                                            ------------    ------------
  Net cash used in investing activities        (46,931)       (115,583)
                                            ------------    ------------

Cash flows from financing activities:
 Issuance of debt                              306,250         306,351
 Payment of debt                              (431,654)       (181,851)
 Dividends paid                                     --         (16,192)
 Purchase and retirement of common shares           --          (4,742)
 Exercise of stock options                          61             243
                                           ------------    ------------
  Net cash provided by (used in)
    financing activities                      (125,343)        103,809
                                           ------------    ------------

Net change in cash and cash equivalents        (11,990)         (1,347)
Cash and cash equivalents at
  beginning of period                           42,302          33,439
                                           -------------    ------------
Cash and cash equivalents at end of period $    30,312    $     32,092
                                            ------------    ------------
                                            ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                 $    60,982    $     72,132
  Income taxes                             $     2,960    $      5,351
                                           ------------    ------------
                                           ------------    ------------

[FN]
See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------
-------------------------------------------------------------------------

                Spiegel, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                ($000s omitted, except share amounts)
                (unaudited)

(1)  Basis of Presentation
The consolidated financial statements at September 28, 1996 and for the three- and nine- month periods then ended are unaudited and have been prepared from the books and records of the registrant in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim period are reflected. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the registrant's most recent Annual Report on Form 10-K, which includes financial statements for the year ended December 30, 1995. Due to the seasonality of the registrant's business, the results for interim periods are not necessarily indicative of the results for the year.

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

(4)  Indebtedness to related parties
As of September 28, 1996, the Company had outstanding $30,000 on a loan which originated in 1995 from Spiegel Holdings, Inc., the Company's majority shareholder. The entire balance is included under "Current maturities of debt" in the Company's balance sheet. An additional loan the Company received in the first quarter of 1996 from 3 Suisse BVG (a wholly owned subsidiary of Otto Versand) has since been paid off.

(5)  Receivables
During the first nine months of 1996, the Company sold a net amount of $138,730 in certificates representing customer accounts receivables which are held by a trust. The certificates were sold without recourse and the bad debt reserve related to the net receivables sold has been reduced accordingly. The Company owns the remaining undivided interest in the trust and will continue to service all receivables for the trust.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

     Item 2  -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    (000's omitted except per share amounts)

Results of Operations:

Three Months Ended September 28, 1996 As Compared To Three
Months Ended September 30, 1995

Net sales for the three months ended September 28, 1996, decreased 5.7% to $584,075 compared to $619,632 for the three months ended September 30, 1995. Eddie Bauer's retail sales increased by 2.6% compared to the same period last year with a comparable store sales decrease of 5.8%. Comparable store sales were negatively impacted by the reduction of footwear assortment in the stores which was done to provide more space for a new higher margin line of performance outerwear and activewear called EBTek. Total Company catalog sales declined 9.5% for the quarter as a result of lower productivity from Spiegel and Newport News catalog divisions.

Finance revenue for the third quarter of 1996 was $26,826 or 45.7% below the $49,390 reported for the same period in 1995. This decrease was the result of a significantly lower level of average owned FCNB Preferred Card receivables in the third quarter of 1996 compared to the same period in 1995 due to sales of customer receivables.

The gross profit margin on net sales during the third quarter of 1996 increased to 31.0% from 30.4% during the third quarter of 1995. This improvement was driven mainly by higher margins in the Eddie Bauer division resulting from a lower level of promotional activity, less markdowns and reduced inventory levels. Slightly offsetting this improvement was declines in gross profit margin experienced at the Spiegel division as a result of higher liquidation activity on overstock merchandise.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended September 28, 1996 and September 30, 1995 were 36.3% and 39.1%, respectively. The majority of the improvement is the result of activities related to the Company's credit operations. In general, the Company's credit business has a higher selling, general and administrative expense ratio than other areas of the Company and has been experiencing higher charge-offs. However, as a result of the receivable sales, the selling, general and administrative expense ratio for the credit business has improved. This has had a favorable impact on the overall Company's ratio. In addition, the net effect from the reversal of the provision for doubtful accounts related to the sale of customer receivables was approximately $6,300 which represented an improvement of 1.1% in the selling, general and administrative expense percentage in the current quarter compared to the prior year.
The other operating units continue to see reductions in total selling, general and administrative expenses as a result of improvements from the Company's new fulfillment and distribution facilities as well as other ongoing cost reduction efforts.

Interest expense was $21,006 for the three months ended September 28, 1996 compared to $26,358 for the three months ended September 30, 1995. This decrease was mainly due to lower average debt levels resulting from the higher level of customer receivables sold and the Company's lower inventory levels.

Nine Months Ended September 28, 1996 As Compared To Nine Months
Ended September 30, 1995

For the nine months ended September 28, 1996 and September 30,
1995, net sales were $1,797,406 and $1,837,252, respectively.
Eddie Bauer's retail sales were 9.0% higher than last year for the period, and its comparable store sales were flat to last year. Total Company catalog sales were 5.7% lower than last year as a result of planned catalog circulation reductions made to reduce the impact of previous paper price increases. Additionally, lower productivity rates on certain catalog media at Spiegel
Catalog contributed to the decline.

Finance revenue for the nine month period ended September 28, 1996 was $88,433 compared to $158,719 for the same period of 1995. This decline is mainly the result of significantly lower average owned FCNB Preferred Card receivables due to sales of customer receivables. Other revenue was $38,359 and $68,859 for the nine month periods ended September 28, 1996 and September 30, 1995, respectively. The decrease is mainly attributable to a gain of $18,637 recognized on the sale of customer receivables in the first quarter of 1995, because there was no comparable gain in 1996. Also within other revenue, consulting revenue has declined due to the sale of the Company's information technology subsidiary in the first quarter of 1996.

The gross profit margin on net sales increased to 32.4% from 30.6% for the first nine months of 1996 compared to the same period in 1995. Clearance and markdown activity at Eddie Bauer was substantially lower in the 1996 period. In the first half 1995, the Company took aggressive markdowns to liquidate overstock merchandise. Such markdowns were not required in the same period of 1996.

Selling, general and administrative expenses as a percentage to total revenue were 36.7% and 38.6% for the nine month periods ended September 28, 1996 and September 30, 1995, respectively. The Company has continued to pursue cost saving measures in all areas of its businesses. The lower selling, general and administrative expense ratio reflected reductions in several operating units' expenses as well as efficiencies being realized from the Company's new fulfillment and distribution facilities and more tightly controlled advertising expenditures, including catalog production costs. The 1996 ratio was also favorably impacted by the gain of approximately $8,000 realized on the sale of the Company's information technology subsidiary in the first quarter and by approximately $8,000 on the reversal of the provision for doubtful accounts on the customer receivables sold in 1996. Also favorably effecting the 1996 ratio, as discussed above, was the diminishing relative effect of the Company's credit business due to receivable sales. By comparison, the 1995 ratio was favorably impacted by the effects of a sale of $350,000 of customer receivables in March 1995 including an $18,637 gain recognized and a reversal of approximately $15,000 of the provision for doubtful accounts on the receivables sold.

Interest expense was $63,707 and $76,217 for the nine months ended September 28, 1996 and September 30, 1995, respectively.
This decrease was mainly due to lower average debt levels resulting from a higher level of customer receivables sold and the Company's lower inventory levels.


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

Liquidity and Capital Resources:

The Company has historically met its operating and cash requirements through funds generated from operations, the issuance of debt and the sale of customer accounts receivable.
Total customer receivables sold were $1,318,730 at September 28, 1996, $1,180,000 at December 30, 1995 and $830,000 at September
30, 1995.

In March 1996, the Company replaced certain of its existing credit arrangements with new credit facilities and modified certain conditions of other senior and subordinated term indebtedness. These changes were made to strengthen the Company's liquidity and provide for future growth. The Company established a new $600 million revolving credit agreement with a group of 23 banks. The Company also increased its existing asset backed commercial paper program to $600 million from $400 million with a corresponding increase in the back-up credit line with the same group of 23 banks. The $400 million asset backed commercial paper program had been established in December 1995 as a prelude to these financing modifications. Simultaneously with the establishment of these new credit facilities, the Company canceled a $600 million commercial paper facility and a
$300 million revolving credit facility.   The Company also sold
a net amount of $138,730 of customer receivables during the first nine months of 1996.

Net cash provided by operating activities was $160,284 and $10,427 for the nine month periods ended September 28, 1996 and September 30, 1995, respectively. The net cash proceeds from the sale of $138,730 and $350,000 of customer receivables were reported as operating cash flows in the nine months ended
September 28, 1996 and September 30, 1995, respectively.
Without the effects of the sale of customer receivables, net cash provided by operating activities would have been $21,554 for the nine month period ended September 28, 1996 and net cash used by operating activities would have been $339,573 for the nine month period ended September 30, 1995. This substantial improvement in cash flow from operations in 1996 compared to 1995 was primarily driven by changes in accounts receivable levels and lower inventory balances. In 1996, a significant source of cash from operating activities was decreases in customer receivables. Decreases in accounts payable and other liabilities and an increase in inventories in preparation for peak selling season represented significant uses of cash.

Net additions to property and equipment for the nine months ended September 28, 1996 and September 30, 1995 were $26,140 and $101,868, respectively. The capital spending in 1996 was primarily related to continued Eddie Bauer retail store expansion and the completion of the addition to Eddie Bauer's headquarters.

During the nine months ended September 28, 1996, the Company incurred approximately $3,040 of expenditures related to the nonrecurring charge taken in 1993. The charge provided for the estimated impact of closing certain of the Company's existing catalog distribution facilities. Expenditures incurred during 1996 were primarily for closing costs incurred relating to the warehouse buildings.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, and borrowings under its existing credit facilities and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

Forward Looking Statements:

This report contains statements which are forward looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Such forward looking statements are subject to a number of risks and uncertainties which could cause actual results to materially differ from those anticipated including but not limited to, economic and market conditions and the impact of competitive activities as well as other risks indicated in filings with the Securities and Exchange Commission such as the Company's most recent Form 10-K.

_____________________________________________________________________________
_____________________________________________________________________________

Spiegel, Inc. and Subsidiaries

Item 5. Other Information

Certain changes were made in 1996 to the Company's board of directors. At the Company's board of directors meeting on April 25, 1996, Mr. Richard T. Fersch, President and Chief
Operating Officer of Eddie Bauer, and Mr. John W. Irvin, President of the Spiegel Catalog Division, were elected to the board of directors. In June, Mr. Hans-Christoph Fischer announced his departure from the Company's board of directors. Mr. Martin Zaepfel of Otto Versand (GmbH & Co) has been named to the board as Mr. Fischer's replacement.


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

                SPIEGEL, INC.

     Signature                     Title                 Date
-------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Senior Vice President       November 12, 1996
       James W. Sievers     (Chief Financial Officer)