Form 10-K405
period 1996-12-28
SPIEGEL INC
filed 1997-03-28
CIK 276641

                                                     CONFORMED COPY
                                                      --------------

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     FORM 10-K405

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended                      DECEMBER 28, 1996
                          --------------------
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the transition period from                       to
                               ---------------------    ----------------------
Commission file number                         0-16126
                       -----------------------

                                S P I E G E L,  I N C.
                (Exact name of registrant as specified in its charter)

     DELAWARE                                      36-2593917
(State of Incorporation)                         (I.R.S. Employer Identification
                                                 No.)

     3500 LACEY ROAD                               60515-5432
     DOWNERS GROVE, ILLINOIS                       (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (630) 986-8800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:






                           CLASS A NON-VOTING COMMON STOCK,
                              PAR VALUE, $1.00 PER SHARE
                                   (TITLE OF CLASS)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X   NO
                                            -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X
              -----

The Class B Voting Common Stock is not publicly traded. Therefore, no market value information is readily available on this class of stock.

The number of the shares of Registrant's Class A Non-Voting Common Stock and Class B Voting Common Stock outstanding on March 17, 1997 was 14,622,104 and 103,483,298, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                        PART I

ITEM 1.  BUSINESS



A.  GENERAL DEVELOPMENT OF BUSINESS

Spiegel, Inc., a Delaware corporation, was incorporated in 1965. Spiegel, Inc. and its subsidiaries are sometimes referred to collectively in this Form 10-K as the "Company" or "Spiegel". The Company and its predecessors date from 1865. Since 1905, the Company has operated as a catalog merchandiser. In 1982, the Company was purchased by Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership that is one of the largest catalog merchandisers in the world, selling its products in Europe and Asia. In 1984, all of the capital stock of the Company was transferred to the partners of Otto Versand or their designees resulting in common ownership for Spiegel and Otto Versand. In this transaction, 65% of the capital stock of the Company was transferred to Spiegel Holdings, Ltd., an Illinois limited partnership, whose general partner was Dr. Werner Otto. Since 1984, additional shares of the Company's capital stock have been acquired by Spiegel Holdings, Ltd. and its successor. In 1986, Spiegel Holdings, Ltd. was converted to Spiegel Holdings, Inc., a Delaware corporation ("SHI"). Prior to the Company's 1987 initial public offering of Class A non-voting common stock, all of Spiegel's existing capital stock was converted into Class B voting common stock. SHI holds 99.9% of the Company's Class B voting common stock, affording SHI control of the Company.

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

In 1993, the Company acquired substantially all of the assets of New Hampton, Inc. ("New Hampton") through a bankruptcy proceeding. In 1995, New Hampton's name was changed to Newport News, Inc. ("Newport News"). Newport News is a specialty catalog company offering fashionable women's apparel and household furnishings at moderate price points.


C.  NARRATIVE DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS, SERVICES, AND REVENUE SOURCES. The Company has two principal merchandise categories: apparel and household furnishings and other merchandise. The components of net sales by merchandise category for the last three years were:

                                       1996       1995      1994
                                       ----       ----      ----

    Apparel                             74%        72%       73%
    Household furnishings
         and other merchandise          26         28        27
                                       ----       ----      ----
                                       100%       100%      100%
                                       ----       ----      ----
                                       ----       ----      ----

The Company's household furnishings range from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs. The other merchandise category includes items such as fitness and personal care equipment, toys, cameras and luggage.

The following is a discussion of the major operations of the Company: Eddie Bauer, Spiegel, Newport News and FCNB: ($000s omitted on sales data)

    EDDIE BAUER

    Eddie Bauer is a leading specialty retailer serving the casual lifestyle needs of men and women through the sale of high quality private-label apparel, home furnishings and accessories. Eddie Bauer operates 397 retail stores and 46 outlet stores in addition to catalog operations. Total net sales were $1,567,750 and $1,427,422 for the years ended December 28, 1996 and December 30, 1995, respectively. Nearly 3/4 of total net sales for Eddie Bauer are retail and outlet sales. A key strategy for Eddie Bauer is to leverage synergies between its retail and catalog channels of distribution, maximizing opportunities for cross-promotion. This strategy includes referring retail customers to catalog stations within stores for additional merchandise and size options; utilizing the catalog customer database to help identify potential store locations; using catalog space to advertise the retail concept; and utilizing retail store mailing lists to help build the catalog file. Eddie Bauer's principal retailing concept is its trademark Eddie Bauer sportswear stores and catalogs, which feature casual apparel and accessories. Eddie Bauer also has other specialty retail concepts that serve targeted niches through retail stores and catalogs, including Eddie Bauer HOME, which offers home furnishings; AKA EDDIE BAUER, featuring dress sportswear and tailored clothing, footwear and accessories for men and women; and EBTEK, a store-within-a-store concept which provides a line of performance active wear.

    In September 1993, Eddie Bauer entered into a joint-venture arrangement with Otto-Sumisho, Inc. to sell its full line of Eddie Bauer sportswear products through retail stores and catalogs in Japan. There are currently seventeen stores. During 1995, Eddie Bauer entered into an agreement with Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck Gmbh (both subsidiaries of Otto Versand) to form a joint venture to sell Eddie Bauer products through retail stores and catalogs in Germany. There are currently two such stores. In 1996, Eddie Bauer signed a letter of intent with Gratten PLC (a subsidiary of Otto Versand) to form a joint venture which will sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. Eddie Bauer has also capitalized on selected licensing opportunities, including a current arrangement with Ford Motor Company, which uses the Eddie Bauer name and logo on special series Ford vehicles.

         EDDIE BAUER RETAIL DIVISION

         Eddie Bauer operates 397 retail and 46 outlet stores. There are 411 stores in the United States and 32 stores in Canada. At December 28, 1996, 29 of these stores were Eddie Bauer HOME Collection and 20 were AKA EDDIE BAUER stores. A typical Eddie Bauer store is approximately 6,500 gross square feet, and average net sales per gross square foot for the retail and outlet stores combined was $414 and $420 in 1996 and 1995, respectively. The retail stores are usually located in an upscale regional mall or a high traffic metropolitan location, because the Company believes that convenience is a primary consideration for its target customers. Most of Eddie Bauer's current retail stores are located in large metropolitan markets. Eddie Bauer has also begun to explore opportunities to open stores in certain smaller markets where it believes a concentration of its target customers exists. Eddie Bauer believes that these markets have the potential to contribute store profit margins comparable to the existing store base. Eddie Bauer outlet stores, which offer overstock and end-of-season merchandise, are located predominantly in outlet malls and strip centers and generally in areas not served by its core specialty retail stores.

         Growth in the retail division has been due principally to new store openings. Net store openings in 1996 and 1995, respectively, were 32 and 58, and in 1997 the Company is planning approximately 70 new store openings for Eddie Bauer. The average cost of opening a typical new Eddie Bauer store in 1996, including inventory, furniture and fixtures, pre-opening expenses and net leasehold improvements, was approximately $900,000. Eddie Bauer's ability to open and operate new stores profitably is dependent on the availability of suitable store locations, the negotiation of acceptable lease terms, Eddie Bauer's financial resources and its ability to control the operational aspects and personnel requirements of its growth.

         EDDIE BAUER CATALOG DIVISION

         In 1996, the Eddie Bauer catalog division distributed over 96 million catalogs and had approximately 3.2 million active customers (customers who have purchased within the last 18 months.) As a corollary to its retail operations, Eddie Bauer catalog concepts include its trademark Eddie Bauer Sportswear catalog, Eddie Bauer HOME and AKA EDDIE BAUER, as well as its largest catalog, Eddie Bauer Resource, combining all of its specialty concepts in a single catalog, including EBTEK. Eddie Bauer also actively pursues new customers within its target market through initiatives including list rentals and utilizing names of its retail store customers.

    SPIEGEL CATALOG

    Spiegel Catalog offers apparel, household furnishings and other merchandise through its various catalogs and, to a lesser extent, Ultimate Outlet retail stores. Spiegel Catalog sales were $990,761 and $1,168,960 for the years ended December 28, 1996 and December 30, 1995, respectively. Sales through catalog offerings comprise approximately 90% of the total net sales. Spiegel Catalog is one of the largest catalog companies in the United States and in 1996 distributed over 197 million catalogs throughout the country. At December 28, 1996, Spiegel Catalog's customer base included
    5.2 million active customers (customers who have purchased within the last 18 months).

    Spiegel Catalog's apparel merchandise, which represented 54% of its sales in 1996, includes private-label merchandise, developed by its in-house product design teams based on emerging fashion trends and customer research. Spiegel Catalog also offers designer and branded apparel. Spiegel Catalog's household furnishings and other merchandise, which represented 46% of its sales in 1996, are a mixture of private-label and branded merchandise ranging from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs.

    The catalogs serve as a fashion resource for the busy woman. In 1996, Spiegel Catalog began implementation of its "Style for Life" strategy. Based on this approach, the catalog offerings are being arranged and tailored to various lifestyle patterns of women identified through extensive research. These lifestyle definitions are driven by the work and personal roles women play today. The catalogs are being targeted to a more upscale segment. These catalogs include Spiegel Catalog's trademark semi-annual catalog, specialty catalogs targeted to distinct market segments, including E STYLE and Together!, and other catalog mailings throughout the year. The Company has used proprietary and other data from within and outside its existing customer base and its fashion and marketing expertise to identify an assortment of niche markets. Spiegel Catalog addresses each of these markets with targeted specialty merchandise concepts, through a variety of focused catalog offerings, specialty catalogs and the larger semi-annual catalog.

    NEWPORT NEWS

    Newport News, acquired by the Company in August 1993, is a specialty catalog company whose catalog offers fashionable, moderately priced women's apparel as well as home textiles. Newport News' consolidated net sales were $292,044 for the year ended December 28, 1996, as compared to $289,843 for the year ended December 30, 1995. In 1996, Newport News mailed 169 million catalogs to active and prospective customers. Newport News catalogs have a customer base of 3.9 million active customers (customers who have purchased within the last 18 months.)

    FCNB

    In an effort to build brand loyalty and to provide additional convenience for its customers, the Company offers a credit program for qualifying catalog and retail customers in the form of its FCNB Preferred Charge card. The card is imprinted with a Spiegel, Eddie Bauer, Newport News, or E STYLE logo depending on the source of the original application for credit. This card allows a customer to purchase products from any Company affiliate, regardless of the imprint on the card. FCNB is the issuer of the Preferred Charge card. The accounts are serviced through FCNB's Beaverton, Oregon headquarters. FCNB also issues MasterCard credit cards.

    At December 28, 1996, customer receivables serviced were approximately $1,865,000, of which 88% were Preferred charge receivables and 12% were FCNB MasterCard receivables. Approximately 42% of the Company's 1996 total net sales were made on the FCNB Preferred Charge card including approximately 69% of Spiegel Catalog net sales, 24% of Eddie Bauer's net sales, and 51% of Newport News' net sales. The lower percentage of Eddie Bauer sales made on the Preferred Charge card is attributable primarily to the relatively higher percentage of retail store sales at Eddie Bauer. Catalog sales generally have a higher percentage of sales made on credit compared to retail store sales.

    Deterioration in the credit market, increases in account charge-offs and interest rate fluctuations all represent risks to the profitability of the Company's credit operations.

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

MERCHANDISE

The Company sells domestically produced and imported merchandise, which it purchases in the open market from approximately 4,000 suppliers, none of which supplied as much as 5% of the merchandise purchased during 1996. A significant amount of the dollar value of merchandise purchased by the Company is imported directly from the Far East and Europe. Consequently, the Company is subject to the risks generally associated with conducting business abroad. The Company's business could be affected by economic events or political instability that might affect imports, including duties, quotas and work stoppages. To date, these factors have not caused any material disruption of the Company's operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could over time increase the cost to the Company of merchandise purchased in foreign countries, which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above; however, the Company believes this risk exists for many other retailers.

COMMON SYSTEMS STRATEGY




By capitalizing on synergies between its subsidiaries, the Company continues to make significant progress toward its long-term goal of operating common systems for the businesses. The Company operates a common order-entry system for Spiegel Catalog, Eddie Bauer and Newport News. This system ensures rapid response to customer orders and inquiries and allows Spiegel Catalog, Eddie Bauer and Newport News operators to handle each other's calls when back-up support is necessary. In addition, Spiegel Catalog and Eddie Bauer share a common customer-satisfaction system and a common marketing system for managing their customer data base and creating marketing efficiencies and cost savings.

The Company's transition to its catalog distribution facility in Groveport, Ohio and its common order processing systems is complete. The Company believes the new facility, which serves the catalog fulfillment needs of both Eddie Bauer and Spiegel Catalog, is among the most technologically advanced catalog fulfillment systems in the United States, providing improved productivity and customer service.

LICENSES AND TRADEMARKS

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

SEASONALITY OF BUSINESS

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

COMPETITION

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

EMPLOYEES

During 1996, the Company employed between approximately 12,300 and 17,900 full-time equivalent employees, depending on the time of year, reflecting the seasonality of the Company's business and the variations in its workforce during the year. At February 28, 1997, the Company employed approximately 13,400 full-time equivalent employees.

Spiegel is a party to three collective bargaining agreements. Approximately 240 full-time equivalent employees at Spiegel's headquarters are covered by an agreement between Spiegel and the Warehouse, Mail Order, Office, Technical and Professional Employees Union, Local 743, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America ("Local 743"). This agreement which expires on January 31, 1999 was affected by the closure, in 1996, of Spiegel's last distribution facility in Chicago. The Company provided affected workers with all termination benefits called for by the agreement, as well as additional benefits such as early retirement enhancements, stay pay, job counseling and vocational training.

Approximately 60 full-time equivalent employees of certain Spiegel outlet stores are covered by a separate agreement with Local 743. This agreement expires on May 31, 1997, but renegotiation is expected to be completed before then. Approximately 200 full-time equivalent employees are covered by an agreement with Teamsters Union 929 Philadelphia, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America.
This agreement expires on February 28, 1999.

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

The Company's Groveport, Ohio catalog fulfillment and distribution facility, which was constructed on land owned by the Company, was completed in 1994 and consolidates the majority of catalog fulfillment and distribution functions of Spiegel and Eddie Bauer. The Company made provisions for the closing of certain of its previous catalog distribution facilities, as described in Note 2 to the Company's Consolidated Financial Statements. The principal properties and facilities formerly used in Spiegel's catalog operations consist of approximately 20 warehouses and office buildings located in and around Chicago, Illinois. These facilities are primarily owned, but as part of the transition to the new warehouse, they have closed and are being disposed of or sold. In 1995, the Company purchased a four million square-foot facility in Columbus, Ohio, which replaced its previous retail distribution facilities and performs certain catalog distribution functions.

Eddie Bauer occupies office space in 9 buildings located in and around Redmond, Washington, two of which are owned and seven of which are under lease.

Spiegel leases customer order centers in Reno, Nevada; Bensalem, Pennsylvania; and Wichita, Kansas, and customer service facilities in Rapid City, South Dakota and Downers Grove, Illinois. The Company owns its Westmont, Illinois corporate data center.

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

On March 17, 1997, the closing market price of the Class A Non-Voting Common Stock, as quoted on the NASDAQ National Market System, was $7 3/4 per share.

B.  HOLDERS

There were approximately 12,000 Class A Non-Voting Common Stockholders as of March 17, 1997. The Company believes that certain of the outstanding shares of Class A Non-Voting Common Stock are held by nominees for an unknown number of beneficial stockholders.

The Class B Voting Common Stock of the Company is privately held and is not publicly traded. As of the date hereof, there were two Class B Voting Common Stockholders.

C.  DIVIDENDS

In December 1995, the Company discontinued payment of all cash dividends. Certain restrictions on dividend payments exist under the Company's debt covenants based on financial results. The Company will evaluate its dividend policy on an ongoing basis. Cash dividends per share paid for the years ended December 28, 1996 and December 30, 1995 are as follows:

               First    Second    Third     Fourth
              Quarter   Quarter   Quarter   Quarter   Total
              -------   -------   -------   -------   ------
1996           $  -      $  -      $  -      $  -      $  -
1995           $.050     $.050     $.050     $.050     $.200

ITEM 6.  FIVE-YEAR SELECTED FINANCIAL DATA

($000s omitted, except per share amounts)



                             1996          1995          1994          1993 (2)      1992
EARNINGS DATA            -----------   -----------   -----------    -----------   -----------
Net sales and
  other revenues         $ 3,014,620   $ 3,184,184   $ 3,015,985    $ 2,596,147   $ 2,218,732
Earnings (loss) before
  income taxes (1)           (21,276)      (15,807)       47,246         87,363        69,367
Net earnings
   (loss) (3)            $   (13,389)  $    (9,481)  $    25,100    $    48,705   $    43,224
Net earnings (loss) per
  common share(3,4)      $      (.12)  $      (.09)  $       .23    $       .47   $       .42
Cash dividends per
  common share (4)       $      -      $       .20   $       .20    $       .20   $       .18

BALANCE SHEET AND CASH FLOW DATA
Current assets           $ 1,211,535   $ 1,530,277   $ 1,908,402    $ 1,592,665   $ 1,302,838
Total assets               1,945,625     2,273,982     2,560,287      2,210,591     1,785,213
Current liabilities          695,396       666,448       628,346        627,247       495,131
Long-term debt,
 excluding
 current maturities          676,656     1,014,692     1,300,364        971,683       764,235
Stockholders' equity     $   521,549   $   535,573   $   579,217    $   567,485   $   478,345
Net additions to
  property & equipment   $    45,698   $   131,229   $    84,191    $   104,489   $    58,779
Depreciation and
  amortization           $    95,278   $    79,047   $    60,555    $    45,766   $    54,994



(1) Operating income for 1993 included a $39,000 charge recorded in the third quarter to reflect the estimated impact of closing certain of the Company's existing catalog distribution facilities.

(2) In August 1993, the Company purchased substantially all of the assets of Newport News, Inc. for approximately $40 million. The operating results and balance sheet data for Newport News are consolidated with the Company's from this time forward.

(3) Net earnings for 1992 include income of $4,101, or $.04 per share, for the cumulative effect of accounting changes for postretirement health care benefits and inventory overhead capitalization.

(4) Net earnings per common share and cash dividends per common share for 1992 have been restated to reflect the two-for-one split in the Company's outstanding common stock effected by the 100% stock dividend declared and paid in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($000s omitted)


RESULTS OF OPERATIONS

1996 COMPARED WITH 1995
For the years ended December 28, 1996 and December 30, 1995, net sales were $2,850,555 and $2,886,225, respectively. Retail sales comprised 41% and 39% of total net sales for the company for the years 1996 and 1995, respectively.
Eddie Bauer's retail store sales in 1996 were 8.3% higher than the year prior, primarily as a result of an increase in the average number of stores. Its comparable store sales were flat, due primarily to the effects of reductions in certain merchandise lines and less promotional activity. For the year ended December 28, 1996, total Company catalog sales comprised 59% of total net sales and were 4.6% lower than the catalog sales for the year ended December 30, 1995. This decrease was the result of planned catalog circulation reductions made to reduce the impact of previous paper price increases. Additionally, tighter credit policies and lower productivity rates on certain catalog media at Spiegel Catalog contributed to the decline.

Finance revenue for the year ended December 28, 1996 was $111,274 compared to $208,304 for the same period of 1995. This decline is mainly the result of significantly lower average owned FCNB Preferred Card receivables due to sales of customer receivables. Other revenue was $52,791 and $89,655 for the years ended December 28, 1996 and December 30, 1995, respectively. Other revenue includes such items as handling charge income, consulting revenue from the Company's information technology subsidiary, and gains recognized on the sale of customer receivables. The decrease in other revenue was attributable to a decline in consulting revenue due to the sale of the Company's information technology subsidiary in the first quarter of 1996. In addition, a gain of $18,637 was recognized on the sale of customer receivables in the first quarter of 1995, and there was no comparable gain in 1996.

The gross profit margin on net sales increased to 34.1% from 32.9% for the years ended December 28, 1996 and December 30, 1995, respectively. Significant margin improvement occurred at Eddie Bauer as a result of substantially less clearance and promotional markdown activity in the 1996 period compared to the 1995 period. Slightly offsetting this increase, Spiegel Catalog experienced lower margins in 1996 due to incremental markdowns, especially in the fourth quarter, that were taken to liquidate merchandise that no longer fit the targeted style assortment planned for the future. Improved inventory management has been a focus for the Company overall. The total inventory balance was down 12% at December 28, 1996 compared to December 30, 1995 despite the addition of 32 Eddie Bauer stores.

Selling, general and administrative expenses as a percentage of total revenues were 35.7% and 36.4% for the years ended December 28, 1996 and December 30, 1995, respectively. The Company has continued to pursue cost saving measures in all areas of its businesses. The lower selling, general and administrative expense ratio reflected reductions in several operating units' expenses as well as efficiencies being realized from the Company's new fulfillment and distribution facilities. Additionally, activities in the Company's credit business helped improve the selling, general and administrative expense ratio. In general, the Company's credit business has a higher selling, general and administrative expense ratio than other areas of the Company and has been experiencing higher charge-offs. However, as a result of the receivable sales, finance revenues and selling, general and administrative expenses for the credit business decreased. This had a favorable impact on the Company's overall ratio. The 1996 ratio was also favorably impacted by the gain of approximately $8,000 realized on the sale of the Company's information technology subsidiary in the first quarter and by approximately $23,800 on the reversal of the provision for doubtful accounts on the customer receivables sold in 1996.
By comparison, the 1995 ratio was favorably impacted by the effects of customer receivable sales including the $18,637 gain recognized and a reversal of approximately $33,600 of the provision for doubtful accounts on the receivables sold.

The Company recorded a $39,000 nonrecurring charge in the third quarter of 1993, to provide for the estimated impact of closing certain of the Company's existing catalog distribution facilities. The Company added $2,750 and $2,400 in 1996 and 1995, respectively, for additional costs in excess of the original reserve. Approximately $41,650 has been used to date, including certain termination benefits, the impact on net periodic pension cost, other incremental costs incurred for closing the existing facilities and the write-off of fixed assets. The remaining balance of the reserve is expected to be used in 1997.

Interest expense was $82,677 and $103,177 for years ended December 28, 1996 and December 30, 1995, respectively. This decrease was mainly due to lower average debt levels resulting from a higher level of customer receivables sold and the Company's lower inventory levels.

The effective tax rate was 37.1% for the year ended December 28, 1996 compared to 40.0% for the same period of 1995. This decrease is the result of a change in the relative impact of the amortization of nondeductible goodwill as a percentage of loss before taxes and the effect of tax credits.

1995 COMPARED WITH 1994
Net sales for the year ended December 30, 1995 increased 7% to $2,886,225 compared with $2,706,791 for the year ended December 31, 1994. For the year ended December 30, 1995, total Company catalog sales were 61% of total net sales and increased 1% compared with the year ended December 31, 1994, due primarily to higher average demand per order. This sales increase was achieved despite a 10% decline in the number of catalogs circulated to offset higher paper and postage costs. Retail sales comprised 39% and 36% of total net sales in the years 1995 and 1994, respectively. For the year ended December 30, 1995, retail sales increased 18% compared with the year ended December 31, 1994. This increase was due to a higher number of Eddie Bauer stores: 411 at December 30, 1995 compared to 353 at December 31, 1994, as Eddie Bauer's 1995 comparable store sales were unchanged compared to 1994.

For the year ended December 30, 1995, finance revenue was $208,304 compared to $232,267 for the year ended December 31, 1994. This decrease was due to a 19% decline in average owned receivables outstanding offset by the effects of an increase in the late fees and other fees charged to proprietary credit customers as a result of a change in fee structure. Other revenue was $89,655 and $76,927 for the years ended December 30, 1995 and December 31, 1994, respectively.

Gross profit margin on net sales for the year ended December 30, 1995 was 32.9% compared with 33.8% for the year ended December 31, 1994. The Company incurred significant markdowns in the first half of 1995 to liquidate merchandise overstocks created from soft demand for cold weather apparel in the fourth quarter of 1994. In addition, the Company continued to experience a shift in catalog sales from apparel merchandise, which has a relatively higher gross profit margin, to home merchandise with a relatively lower gross profit margin. The fourth quarter saw a significant improvement in gross profit margins, primarily from Eddie Bauer due to lower overstock positions resulting in lower markdowns as compared to 1994.

Selling, general and administrative expenses represented 36.4% of total revenues for the year ended December 30, 1995 as compared to 36.2% for the year ended December 31, 1994. There was a 14% increase in postal rates, and paper prices rose more than 40% for the Company in 1995. In an effort to minimize the effects of these increases, the Company took several measures including reducing the number of catalogs circulated, utilizing lower paper weights, and reducing the dimensions and page counts of the catalogs. In addition, there was an increase in the charge-off rate for the proprietary credit card portfolio resulting from industry trends toward higher charge-offs as well as a shift in the portfolio mix toward higher levels of new credit accounts, which typically carry a higher credit risk than the more matured segment of the portfolio. The effects of this increase were mitigated by the favorable impact of the sale of customer receivables in 1995 as compared to 1994. Finally, the Company incurred higher warehouse costs, especially in the first half of the year, related to the final transition to the new catalog distribution facility and the start-up of the new retail distribution facility. In the second half of the year, especially the fourth quarter, the Company experienced cost savings in its distribution operations as compared to prior years, and improvements in certain other operating units' selling, general and administrative expense ratios due to expense control programs.

Through December 30, 1995, approximately $31,300 of expenditures had been made on the $39,000 reserve for the estimated impact of closing certain of the Company's existing catalog distribution facilities including certain termination benefits, the impact on net periodic pension cost, and other incremental costs incurred for closing the facilities. In 1995, the Company added $2,400 to the reserve for additional costs in excess of the original estimate.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $1,463,730 at December 28, 1996 and $1,180,000 at December 30, 1995.

Net cash provided by operating activities was $470,614 and $441,493 for the years ended December 28, 1996 and December 30, 1995, respectively. The net cash proceeds from the sale of $283,730 and $700,000 of customer receivables were reported as operating cash flows in the 1996 and 1995 periods, respectively. Without the effects of the sale of customer receivables, net cash provided by operating activities would have been $186,884 for the year ended December 28, 1996 and net cash used by operating activities would have been $239,870 for the year ended December 30, 1995. This substantial improvement in cash flow from operations in 1996 compared to 1995 was primarily driven by changes in overall accounts receivable levels and lower inventory balances. Increases in accounts payable and other liabilities and a decrease in prepaid expenses also represented significant incremental sources of cash in 1996 compared to 1995.

Net additions to property and equipment for the year ended December 28, 1996 were $45,698, the majority of which was spent on Eddie Bauer retail store expansion with a lesser amount spent on the completion of the headquarters addition at Eddie Bauer. During the year ended December 30, 1995, the Company incurred $131,229 of net additions to property and equipment including the purchase and renovation of a new retail distribution facility, the addition to Eddie Bauer's headquarters, and the continued Eddie Bauer retail store expansion and remodeling.

As of December 28, 1996, total debt was $785,948 compared with $1,126,364 as of December 30, 1995. This lower level of debt is primarily the result of payments made using the proceeds from the sale of customer receivables as well as the positive cash flow generated from operations including substantially lower inventory levels.

On March 7, 1997, the Company issued 10.3 million shares of Class B voting common stock for $70,000 to its majority shareholder, Spiegel Holdings, Inc. The proceeds from this issuance will be used to fund capital needs, including the continued expansion of Eddie Bauer.

In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. As required by the statement, the Company will adopt its provisions for any customer accounts receivable sales occurring after December 31, 1996. The effect of this statement on the Company's financial results will depend on the structure of future transactions.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, and borrowings under its existing credit facilities and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

FORWARD LOOKING STATEMENTS
This report contains statements which are forward looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Such forward looking statements are subject to a number of risks and uncertainties which could cause actual results to materially differ from those anticipated including but not limited to, economic and market conditions, the impact of competitive activities, seasonal consumer demand, inventory risks due to shifts in market demand, risks associated with collections on the Company's credit card portfolios and interest rate fluctuation, as well as other risks indicated in filings with the Securities and Exchange Commission such as the Company's most recent Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         CONSOLIDATED BALANCE SHEETS
($000s omitted, except per share amounts)        December 28,      December 30,
                                                     1996             1995
ASSETS                                           -----------       -----------
Current assets:
  Cash and cash equivalents                      $   86,917        $   42,302
  Receivables, net                                  485,242           742,480
  Inventories                                       502,209           572,377
  Prepaid expenses                                   84,634           101,324
  Refundable income taxes                            16,991            29,560
  Deferred income taxes                              35,542            42,234
                                                 -----------       -----------
    Total current assets                          1,211,535         1,530,277
Property and equipment, net                         399,910           412,934
Intangible assets, net                              166,275           173,088
Other assets                                        167,905           157,683
                                                 -----------       -----------
                                                  $1,945,625        $2,273,982
                                                 -----------       -----------
                                                 -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt                     $   89,292        $   86,672
  Indebtedness to related parties                    20,000            25,000
  Accounts payable                                  270,973           256,527
  Accrued liabilities:
    Salaries and wages                               36,636            32,370
    General taxes                                   127,170           125,504
    Allowance for returns                            41,691            31,927
    Other accrued liabilities                       109,634           108,448
                                                 -----------       -----------
    Total current liabilities                       695,396           666,448
Long-term debt, excluding current maturities        676,656         1,014,692
Deferred income taxes                                52,024            57,269
                                                 -----------       -----------
    Total liabilities                             1,424,076         1,738,409
                                                 -----------       -----------
Stockholders' equity:
  Class A non-voting common stock, $1.00 par
    value; authorized 16,000,000 shares;
    14,618,404 shares issued and outstanding
    at December 28, 1996; 14,604,844 shares
    issued and outstanding at December 30, 1995      14,618            14,605
  Class B voting common stock, $1.00 par value;
    authorized 94,000,000 shares; 93,141,654
    shares issued and outstanding at
    December 28, 1996 and December 30, 1995          93,142            93,142
  Additional paid-in capital                        211,828           211,761
  Minimum pension liability                          (9,365)           (8,650)
  Retained earnings                                 211,326           224,715
                                                 -----------       -----------
    Total stockholders' equity                      521,549           535,573
                                                 -----------       -----------
                                                 $1,945,625        $2,273,982
                                                 -----------       -----------
                                                 -----------       -----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended ($000s omitted, except per share amounts)

                                December 28,    December 30,      December 31,
                                    1996            1995             1994
                                ------------    ------------      ------------
NET SALES AND OTHER REVENUES
Net sales                       $2,850,555       $2,886,225       $2,706,791
Finance revenue                    111,274          208,304          232,267
Other revenue                       52,791           89,655           76,927
                                ------------    ------------      ------------
                                 3,014,620        3,184,184        3,015,985

COST OF SALES AND OPERATING EXPENSES
Cost of sales, including buying
  and occupancy expenses         1,877,859        1,936,366        1,790,722
Selling, general and
  administrative expenses        1,075,360        1,160,448        1,092,637
                                ------------    ------------      ------------
                                 2,953,219        3,096,814        2,883,359
  Operating income                  61,401           87,370          132,626
Interest expense                    82,677          103,177           85,380
                                ------------    ------------      ------------
  Earnings (loss) before
    income taxes                   (21,276)         (15,807)          47,246
Income tax provision (benefit)      (7,887)          (6,326)          22,146
                                ------------    ------------      ------------
Net earnings (loss)              $ (13,389)       $  (9,481)       $  25,100
                                ------------    ------------      ------------
                                ------------    ------------      ------------
EARNINGS PER COMMON SHARE
Net earnings (loss) per
common share                     $   (0.12)       $   (0.09)       $    0.23
                                ------------    ------------      ------------
                                ------------    ------------      ------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($000s omitted, except per share amounts)


                               Class A       Class B        Additional                  Minimum
                               non-voting    voting         paid-in       Retained      pension
                       Total   common stock  common stock   capital       earnings      liability
                     --------  ------------  ------------   ----------    ----------   -----------
BALANCES AT
  DECEMBER 31, 1993  $567,485  $   14,600    $    93,142    $ 209,029      $252,313      $(1,599)

Net earnings           25,100         -              -            -          25,100           -
Cash dividends
  ($.20 per share)    (21,637)        -              -            -         (21,637)          -
Issuance of 465,420
  common shares         7,236         465            -          6,771           -             -
Adjustment to minimum
  pension liability     1,033         -              -            -             -          1,033
                     --------  ------------  ------------   ----------    ----------   -----------
BALANCES AT
  DECEMBER 31, 1994   579,217      15,065         93,142      215,800       255,776         (566)

Net loss               (9,481)        -              -            -          (9,481)          -
Cash dividends
  ($.20 per share)    (21,580)        -              -            -         (21,580)          -
Issuance of 39,600
  common shares           243          40            -            203            -            -
Purchase & retirement
  of 500,000
  common shares        (4,742)       (500)           -         (4,242)           -            -
Adjustment to minimum
  pension liability    (8,084)        -              -            -              -         (8,084)
                     --------  ------------  ------------   ----------    ----------   -----------
BALANCES AT
  DECEMBER 30, 1995   535,573      14,605         93,142      211,761       224,715        (8,650)

Net loss              (13,389)         -              -            -        (13,389)           -
Issuance of 13,560
  common shares            80          13             -            67           -              -
Adjustment to minimum
  pension liability      (715)         -              -            -            -            (715)
                     --------  ------------  ------------   ----------    ----------   -----------
BALANCES AT
DECEMBER 28, 1996    $521,549  $   14,618    $    93,142    $ 211,828     $ 211,326      $ (9,365)
                     --------  ------------  ------------   ----------    ----------   -----------
                     --------  ------------  ------------   ----------    ----------   -----------



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended ($000s omitted)


                                               December 28,        December 30,         December 31,
                                                  1996                 1995                1994
                                              -------------        -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                             $  (13,389)        $    (9,481)         $   25,100
Adjustments to reconcile net earnings to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                     95,278              79,047              60,555
  Gain on sale of receivables                         -                (18,637)            (10,658)
  Change in assets and liabilities,
    net of effects of acquisition:
    Sale of customer accounts receivable           283,730             700,000             150,000
    Increase in receivables, net                   (26,493)           (316,752)           (277,203)
    (Increase) decrease in inventories              70,168              25,404            (162,526)
    (Increase) decrease in prepaid expenses         16,691             (20,354)            (21,125)
    Increase (decrease) in accounts payable         14,446              (9,224)             39,441
    Increase in accrued liabilities                 15,644               2,514              11,264
    Increase (decrease) in income taxes             14,539               8,976             (54,749)
                                                 ----------         -------------      -------------
    Total adjustments                              484,003             450,974            (265,001)
                                                 ----------         -------------      -------------
   Net cash provided by (used in)
    operating activities                           470,614             441,493            (239,901)
                                                 ----------         -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment            (45,698)           (131,229)            (84,191)
Net (additions to) reductions of other
    assets                                         (39,965)            (21,002)              4,694
                                                 ----------         -------------      -------------
  Net cash used in investing activities            (85,663)           (152,231)            (79,497)
                                                 ----------         -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                                   111,250             116,250             399,000
Payment of debt                                   (451,666)           (370,570)            (79,151)
Dividends paid                                        -                (21,580)            (21,637)
Purchase and retirement of common shares              -                 (4,742)                -
Issuance of common shares                               80                 243               7,236
                                                 ----------         -------------      -------------
Net cash provided by (used in)
  financing activities                            (340,336)           (280,399)            305,448
                                                 ----------         -------------      -------------
    Net change in cash and cash equivalents         44,615               8,863             (13,950)
Cash and cash equivalents at
  beginning of year                                 42,302              33,439              47,389
Cash and cash equivalents                        ----------         -------------      -------------
   at end of year                               $   86,917          $   42,302          $   33,439
                                                 ----------          -----------         -----------
                                                 ----------          -----------         -----------
Supplemental cash flow information
 Cash paid during the year for:
    Interest                                    $   84,428          $  104,426          $   85,723
                                               -------------        -------------      -------------
    Income taxes                                $    6,500          $    6,092          $   66,702
                                               -------------        -------------      -------------




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000s omitted, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Spiegel, Inc. is a multi-channel specialty retailer marketing fashionable apparel and home furnishings through catalogs, specialty retail stores and electronic media. The Company also operates a special purpose bank which offers a proprietary credit card to the Company's customers as well as a MasterCard credit program.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly-owned subsidiaries (the Company). All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated in consolidation. The Company operates and reports financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31. The Company's joint venture investments in Germany, Japan and the United Kingdom with affiliated companies of Otto Versand, a related party entity, are accounted for using the equity method as they are less than 50 percent owned. The results of these entities are not material to the consolidated Company.

REVENUE RECOGNITION
The Company records revenue at the point of sale for retail stores and at the time of shipment for catalog sales. The Company provides for returns at the time of sale based upon projected merchandise returns. Finance revenue on customer installment accounts receivable is recorded as income when earned.

CASH EQUIVALENTS
Cash equivalents consist principally of highly liquid institutional money market funds with original maturities of three months or less.

INVENTORIES
Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined primarily by the average cost method or by the first-in, first-out method.

ADVERTISING COSTS
Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over the expected lives of the catalogs, which are less than one year. Unamortized costs as of December 28, 1996 and December 30, 1995 were $52,795 and $65,343, respectively. All other advertising for both catalog and retail operations is expensed as incurred. Total advertising expense in the fiscal years 1996, 1995 and 1994 was $448,700, $439,380 and $430,180, respectively.

STORE PREOPENING COSTS
Preopening and start-up costs for new stores are charged to operations as incurred.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Depreciable lives range from 5 to 40 years for buildings and improvements and 2 to 10 years for furniture and equipment. Leasehold improvements are amortized over the lesser of the term of the lease or asset life.

INTANGIBLE ASSETS
Intangible assets represent principally trademarks and the excess of cost over the fair market value of net assets of businesses purchased. On an annual basis, the Company amortizes these intangibles on a straight-line basis in relation to the anticipated benefits to be derived from the businesses acquired, not to exceed 40 years. Total accumulated amortization of these intangibles was $70,272 and $64,099 at December 28, 1996 and December 30, 1995, respectively. Management periodically considers whether there has been a permanent impairment in the value of goodwill and trademarks by evaluating various factors, including current and projected future operating results and undiscounted cash flows. The Company does not believe there has been any material impairment in the carrying value of its goodwill and trademarks.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company's current derivative positions consist of interest rate swaps. The accounting treatment for these interest rate swaps is to record the net interest paid as interest expense on a current basis. Gains or losses resulting from market movements are not recognized.

SYSTEMS DEVELOPMENT COSTS
Significant systems development costs are capitalized and amortized on a straight-line basis over a three-year period. Costs, net of amortization, included in other assets as of December 28, 1996 and December 30, 1995 were $29,511 and $33,661, respectively. Related amortization expense recognized in fiscal years 1996, 1995 and 1994 was $15,809, $8,887 and $4,069, respectively.

EMPLOYEE PENSION PLANS
Company policy is to, at a minimum, fund the pension plans to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

STOCK BASED COMPENSATION
In 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation." The Company has elected to continue to apply the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as discussed in Note 6 to the consolidated financial statements.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified from amounts previously reported to conform with the 1996 presentation.

2. NONRECURRING CHARGES

In 1993, the Company recorded a $39,000 nonrecurring charge to provide for the estimated costs for closure of certain of the Company's existing catalog distribution facilities. The facilities were replaced by a new distribution center in Groveport, Ohio, which consolidated the majority of the catalog distribution function of Spiegel and Eddie Bauer. The original charge to earnings consisted of estimates for termination benefits, disposal of certain fixed assets and other related costs. In 1996 and 1995, $2,750 and $2,400, respectively, were added to the reserve for additional costs in excess of the original reserve.

Through December 28, 1996, approximately $35,150 of expenditures have been made, primarily for certain employee termination benefits, the impact of net periodic pension costs, and other incremental costs incurred for the closing of the existing facilities. In addition, $6,500 of the reserve has been used for the write-off of fixed assets from the closed facilities. The remaining balance of the reserve is expected to be used in 1997.

3. RECEIVABLES

Receivables consist primarily of proprietary credit card receivables generated in connection with the sale of the Company's merchandise as well as receivable balances generated on the MasterCard credit cards offered by the Company's bank subsidiary. The Company's customer base is diverse in terms of both geographic and demographic coverage. Due to the revolving nature of the credit card portfolio, management believes that the current carrying value of credit card receivables approximates fair value. The average interest rate collected on the receivables approximates the current market rates on new accounts. The allowance for credit card losses is based upon management's evaluation of the collectability of credit card receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions. This allowance is continually reviewed by management; however, the actual losses incurred may differ from these estimates.

Receivables at December 28, 1996 and December 30, 1995 consist of the following:

                                                       1996             1995
                                                  -------------    -------------
Receivables serviced                              $ 1,865,040      $ 1,932,809
Receivables sold                                    (1,463,730)      (1,180,000)
                                                  -------------    -------------
Receivables owned                                      401,310          752,809
Less allowance for returns on proprietary
    credit card sales                                  (32,243)         (37,769)
Less allowance for doubtful accounts                   (12,270)         (37,767)
Other trade receivables, net                           128,445           65,207
                                                  -------------    -------------
Receivables, net                                   $   485,242       $  742,480
                                                  -------------    -------------
                                                  -------------    -------------

The Company routinely transfers portions of its customer receivables to trusts which, in turn, sell certificates representing undivided interests in the trusts to investors. As a result of these transactions, other revenue increased by $18,637 and $10,658 in 1995 and 1994, respectively, representing the gain on only the sold receivables that existed at the date of the sale. The receivables were sold without recourse, and accordingly, no bad debt reserve related to the net receivables sold is maintained. Cash flows generated from the receivables in the trusts are, to the extent allocable to the investor percentage, applied to payment of interest on the certificates, reinvestment in additional receivables to maintain the investors' percentage, and payment of servicing fees to the Company. Excess cash flows revert to the Company. The Company owns the remaining undivided interest in the trusts not represented by the certificates and will continue to service all receivables for the trusts. At December 30, 1996, $495,000 of the total receivables sold were under asset backed commercial paper structures which have a floating rate of interest.

In addition to the certificates sold, an additional class of investor certificates, currently held by the Company, was issued by the trust in certain transactions. The aggregate principle balances for these certificates was $188,298 and $294,500 as of December 28, 1996 and December 30 1995,
respectively. The value of these certificates is included in the Company's balance sheet under "Receivables, net." Cash flows generated from the receivables in the trust are expected to be adequate to cover any losses which may be incurred on uncollectible amounts associated with the receivables supporting these retained certificates. Therefore, no bad debt reserve is maintained on these balances as of December 28, 1996. The Company also held a total of $55,670 at December 28, 1996 and $49,400 at December 30, 1995 in reserve funds used as credit enhancement for related receivables sold. Restricted cash accounts have been maintained for these reserve funds, none of which has been utilized as of December 28, 1996. The value of these funds has been included in the Company's balance sheet under "Other assets."

4. PROPERTY AND EQUIPMENT

Property and equipment at December 28, 1996 and December 30, 1995 consist of the following:
                                                   1996               1995
                                                 -----------       -----------
Land                                             $ 20,178          $  22,957
Buildings and improvements                        142,712            155,150
Equipment                                         233,554            232,147
Leasehold improvements                            155,309            148,031
                                                 -----------       -----------
                                                  551,753            558,285
Less accumulated depreciation and amortization   (164,135)          (171,791)
                                                 -----------       -----------
                                                  387,618            386,494
Construction in process                            12,292             26,440
                                                 -----------       -----------
Property and equipment, net                      $399,910          $ 412,934
                                                 -----------       -----------
                                                 -----------       -----------

5. LONG-TERM DEBT

The following is a summary of the Company's long-term debt at December 28, 1996 and December 30, 1995:

                                                    1996               1995
                                                 -----------        -----------
Notes payable:
  Commercial paper, supported by
    stand-by credit commitment                   $       -            $ 250,000
  Term loan agreements, 3.00% to 9.71%,
    due February 10, 1997
    through November 15, 2005                        577,198            642,614
  Indebtedness to related parties                     20,000             45,000
Subordinated notes, 7.19% to 9.35%,
  due June 30, 2000                                  128,750            128,750
Secured notes, 7.25% to 7.35%,
  due November 15, 2001 through
  November 15, 2005                                   60,000             60,000
                                                 ------------       ------------
  Total long-term debt                               785,948          1,126,364
Less current maturities of debt                     (109,292)          (111,672)
                                                 ------------       ------------
Long-term debt, excluding current maturities     $   676,656        $ 1,014,692
                                                 ------------       ------------
                                                 ------------       ------------

In March 1996, the Company replaced certain of its existing credit arrangements with a new credit facility and modified certain conditions of other senior debt and subordinated term indebtedness. These changes were made to strengthen the Company's liquidity and provide for future growth. The Company established a new $600,000 revolving credit agreement with a group of 23 banks. The $600,000 commitment amount was permanently reduced to $520,000 in December, 1996 in conjunction with a sale of MasterCard receivable assets totaling $95,000. Simultaneously with the establishment of this new credit facility, the Company canceled a $600,000 commercial paper facility, a $300,000 revolving credit facility and uncommitted money market lines aggregating $75,000.

The new revolving credit agreement for $520,000 expires on March 26, 2000. Fees were 3/8 of one percent based on the total commitment. Borrowings under this commitment averaged $191,653 with a maximum of $375,000 during 1996. There was no outstanding usage under the facility at December 28, 1996. The effective annual interest rate was 6.5% in 1996, excluding the previously mentioned fees.

In November 1995, the Company received a $45,000 term loan from its majority shareholder, Spiegel Holdings, Inc. The loan bears interest at a variable rate based on LIBOR plus a margin. The total outstanding principal, $20,000, will be repaid in 1997.

The Company selectively uses interest rate swap contracts to hedge the underlying interest risks on various term loans. At December 28, 1996, these interest rate swap agreements had effective and termination dates from January 1993 to December 2009. At year-end 1996 and 1995, the notional principal amounts of these agreements totaled $80,000 and $87,500, respectively. At December 28, 1996 and December 30, 1995, the fair value of these swap agreements was $4,271 and $7,454, respectively. These values were obtained from financial institutions and represent the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and risk of the transaction. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions. These interest rate swaps in total increased interest expense by $910, $234 and $565 in 1996, 1995 and 1994, respectively.

Additionally, the Company has letter of credit facilities to support the purchase of inventories. Letter of credit commitments outstanding were $130,149 and $109,572 at December 28, 1996 and December 30, 1995, respectively. At December 28, 1996, there was an additional $72,351 of commitments available for the issuance of letters of credit. Also at December 28, 1996, the Company had available undrawn standby letter of credit facilities totaling approximately $20,000 to support transactions such as leasing arrangements.

The fair value of the Company's long-term debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, approximates the carrying value of such debt at December 28, 1996.

Aggregate maturities of long-term debt for the five years subsequent to December 28, 1996 are as follows: 1997, $109,292; 1998, $102,900; 1999, $110,714; 2000,
$229,464; and 2001 and thereafter, $233,578.

6.  EMPLOYEE BENEFIT PLANS

PROFIT SHARING AND THRIFT PLANS
Eligible salaried and hourly employees may participate in these plans. Employees may elect to contribute a maximum of 10% of their pre-tax base salary and 5% of their earnings after taxes, subject to limitations imposed by the Internal Revenue Service.

The Company's annual contributions for the profit sharing plan are determined by applying a formula to earnings before income taxes. Expense under this plan was $8,395, $8,314 and $5,673 in 1996, 1995 and 1994, respectively.

The Company has thrift plans for its eligible salaried employees in which it matches an employee's contribution dollar for dollar up to the first 3%, and 50 cents for each dollar contributed up to the next 3%. The Company also has separate thrift plans for certain eligible hourly employees. The Company contributes 25 cents for each dollar of employee contributions. Expense under these plans was $5,388, $5,842 and $4,917 in 1996, 1995 and 1994, respectively.

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

The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. Had compensation expense for the Company's stock option activity been calculated under the provisions of SFAS No. 123 and recognized in the Company's net income and earnings per share for the years ended December 28, 1996 and December 30, 1995, the effect would have been immaterial. During the phase-in period of SFAS No. 123, the estimation of compensation costs reflects only a partial vesting of options. In future years, the estimated pro-forma compensation costs may be higher depending upon, among other factors, the number of options granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A risk-free discount rate of 6%, an expected life of 5 years for the grants and a volatility of 58% were assumed for grants in 1996 and 1995. Dividend yields of 1.6% and 1.5% were assumed for the 1996 and 1995 valuations, respectively. The weighted-average fair value of stock options granted during the years ended December 28, 1996 and December 30, 1995, respectively, were $3.63 and $3.17 calculated using the Black-Scholes option-pricing model.

A summary of the changes in the options outstanding is as follows:

                                            Shares       Amount    Average Price
                                         -----------   ---------- --------------
Outstanding at December 31, 1993          1,190,640    $ 11,557      $ 9.71
  Granted                                   128,800       1,288       10.00
  Exercised                                 (65,420)       (343)       5.24
  Canceled                                   (1,200)         (9)       7.85
                                         -----------   ----------  -------------
Outstanding at December 31, 1994          1,252,820      12,493        9.97
  Granted                                   274,500       2,222        8.09
  Exercised                                 (39,600)       (243)       6.13
  Canceled                                 (124,460)     (2,532)      20.34
                                         -----------   ----------  -------------
Outstanding at December 30, 1995          1,363,260      11,940        8.76
  Granted                                   195,500       1,526        7.80
  Exercised                                 (13,560)        (80)       5.92
  Canceled                                  (28,880)       (314)      10.85
                                         -----------   ----------  -------------
OUTSTANDING AT DECEMBER 28, 1996          1,516,320    $ 13,072      $ 8.62
                                         -----------   ----------  -------------
                                         -----------   ----------  -------------

Total stock options authorized but unissued at December 28, 1996 were 218,640.

The following table summarizes information about options outstanding at December 28, 1996:



                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
              -------------------------------------------------   -------------------------------
Range of      Number        Weighted-Average                      Number
Exercise      Outstanding   Remaining         Weighted-Average    Exercisable   Weighted-Average
Prices        at 12/28/96   Contractual Life  Exercise Price      at 12/28/96   Exercise Price
--------      -----------   ----------------  -----------------   -----------   -----------------
$5 to $7.99      840,280      5.3 years          $6.39               572,280         $6.08
$8 to $11.99     581,240      5.8 years          $9.62               387,400         $9.53
$12 to $23        94,800      6.1 years         $22.25                63,480        $22.25
              -----------                                         -----------
               1,516,320      5.5 years          $8.62             1,023,160         $8.39
              -----------                                         -----------
              -----------                                         -----------



PENSION PLANS
The Company also has defined benefit pension plans covering substantially all employees other than those eligible to participate in the savings and profit sharing plans and those hourly employees eligible to participate in the thrift plans. The unit credit actuarial cost method is used in developing the costs of the pension plans and the pension benefit obligation. The plan assets consist primarily of high quality common stock and bond funds. In 1996, due to consolidation of certain distribution operations, the Company recognized a curtailment of a related hourly pension plan. This resulted in $1,625 of periodic pension cost which is included in net amortization and deferral in 1996.

The net periodic pension cost for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 is computed as follows:

                                             1996           1995         1994
                                          --------        --------     --------
Service cost                              $   647         $   397      $   433
Interest cost                               4,298           4,413        4,340
Return on plan assets                      (5,208)         (7,049)       1,719
Net amortization and deferral               4,654           3,509       (5,517)
                                          --------        --------     --------
Net periodic pension cost                 $ 4,391         $ 1,270      $   975
                                          --------        --------     --------
                                          --------        --------     --------

Weighted average assumptions used in accounting for obligations and assets were as follows:
                                                         1996         1995
                                                       --------     --------
Discount rate                                            8.0%         7.75%
Expected long-term rate of return on assets              9.0%          9.0%

The following table sets forth the plans' funded status at December 28, 1996 and December 30, 1995:
                                             1996                 1995
                                       Union    Non-Union    Union     Non-Union
                                        Plan     Plan         Plan      Plan
                                      --------- ---------   ---------  ---------
Accumulated and projected
  benefit obligation:
    Vested                             $46,987   $11,983    $ 45,362   $ 10,968
    Non-Vested                             899       162       1,260        231
                                      --------- ---------   ---------  ---------
Total                                   47,886    12,145      46,622     11,199
Market value of plan assets             35,666    11,539      32,525      9,993
                                      --------- ---------   ---------  ---------
Under funded projected
  benefit obligation                   (12,220)     (606)    (14,097)    (1,206)
Unrecognized net transition liability      315     1,060         737      1,272
Unrecognized net loss from
  past experience different from
  that assumed and effects
  of changes in assumptions             12,764     2,846      12,291      2,087
Additional liability required to
  recognize minimum liability          (13,079)   (3,906)    (13,028)    (3,359)
Accrued pension cost                  ---------  ---------  ---------  ---------
     in the balance sheet             $(12,220)  $  (606)   $(14,097)   $(1,206)
                                      --------- ---------   ---------  ---------
                                      --------- ---------   ---------  ---------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to the benefits described above, the Company provides certain medical benefits for eligible retired employees until age 65.

The following table presents the accumulated postretirement benefit obligation at December 28, 1996 and December 30, 1995:

                                                            1996        1995
                                                           -------     -------
Retirees                                                   $6,049      $5,290
Fully eligible active plan participants                     1,153       1,186
Other active plan participants                              3,753       4,959
                                                           -------     -------
Total                                                      10,955      11,435
Unrecognized prior service cost                            (2,500)     (1,727)
Unrecognized loss                                          (1,246)     (2,379)
                                                           -------     -------
Accrued postretirement benefit cost in the balance sheet   $7,209      $7,329
                                                           -------     -------
                                                           -------     -------

The net periodic postretirement benefit cost for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 is computed as follows:

                                                 1996         1995        1994
                                              --------     --------    --------
Service cost                                   $  727       $  629      $  616
Interest cost                                     827          804         583
Net amortization and deferral                     236          141          56
                                              --------     --------    --------
Net periodic postretirement benefit cost       $1,790       $1,574      $1,255
                                              --------     --------    --------
                                              --------     --------    --------

For measurement purposes, a 10% and 11% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996 and 1995, respectively. This rate was assumed to decrease 1% per year to 6% in 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 28, 1996 by $787 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 28, 1996 by $144.

The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 8.0% and 7.75% at December 28, 1996 and December 30, 1995, respectively.

7. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms are generally 10 years and many contain renewal options. Many of the retail store leases provide for minimum annual rentals plus additional rentals based upon percentage of sales, which range from 3% to 5%. Rental expense for all operating leases was $128,173 in 1996, $124,183 in 1995 and $100,394 in 1994.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 28, 1996:
                                                                       Amount
                                                                     ----------
                                    1997                              $124,732
                                    1998                              $112,376
                                    1999                              $102,593
                                    2000                              $ 95,253
                                    2001 and thereafter               $436,500

LITIGATION
The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

8. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 are as follows:

                                             1996           1995         1994
                                           --------       --------     --------
Current                                    $(9,856)       $(20,117)    $11,506
Deferred                                     1,969          13,791      10,640
                                           --------       --------     --------
                                           $(7,887)       $ (6,326)    $22,146
                                           --------       --------     --------
                                           --------       --------     --------


The differences between the provision (benefit) for income taxes at the statutory rate and the amounts shown in the consolidated statements of earnings for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 are as follows:


                                     1996               1995              1994
                               Amount   Percent   Amount   Percent   Amount   Percent
                              --------  -------  --------  -------  --------  -------
Statutory rate                $(7,447)   (35.0)% $(5,532)  (35.0)%  $16,536    35.0%
State income tax (net of
  federal income tax benefit)  (1,391)    (6.5)   (1,027)   (6.5)     3,728     7.9
Amortization of non-
  deductible goodwill           1,601      7.5     1,885    11.9      1,882     4.0
Changes in estimates of
   previously provided taxes      -         -     (1,652)  (10.4)       -        -
Tax Credits                      (650)    (3.1)     -         -         -        -
                              --------  -------  --------  -------  --------  ------
Effective tax rate            $(7,887)   (37.1)% $(6,326)  (40.0)%  $22,146    46.9%
                              --------  -------  --------  -------  --------  ------
                              --------  -------  --------  -------  --------  ------


Significant components of the Company's deferred tax assets and liabilities at December 28, 1996 and December 30, 1995 are as follows:

                                            1996         1995
                                         ----------  -----------
Deferred tax assets:
  Allowance for doubtful accounts        $  6,240     $ 15,324
  Allowance for the gross profit
    on estimated future returns            14,633       13,191
  Reserve for distribution facility
    and store closings                      5,220        6,541
  Compensated absences accruals             4,429        4,523
  Reserve for self insurance                1,338        1,338
  Pension liability                         6,243        5,720
  Reserve for Inventory Losses              5,232           -
  Postretirement benefit obligation         3,052        3,038
  Capitalized overhead in inventory         4,157        4,366
  Other                                     1,675        3,514
                                         -----------  ----------
                                           52,219       57,555
                                         -----------  ----------
Deferred tax liabilities:
  Property and equipment                   45,309       49,171
  Prepaid and deferred expenses             7,934        6,250
  Gain on sale of accounts receivable       7,192       10,531
  Earned but unbilled finance charges       5,997        5,871
  Deferred rent obligation                  1,135           -
  Other                                     1,134          767
                                        -----------  ----------
                                           68,701       72,590
                                        -----------  ----------
Net deferred tax liabilities             $(16,482)    $(15,035)
                                        -----------  ----------
                                        -----------  ----------

9. STOCKHOLDERS' EQUITY

In December 1995, the Company discontinued payment of all cash dividends. Certain restrictions on dividend payments exist under the Company's debt covenants based on financial results. The Company will evaluate its dividend policy on an ongoing basis.

During the first six months of 1995, the Company purchased and retired 500,000 shares of Class A non-voting common stock at market value for a total cost of $4,742. Accordingly, common stock was decreased by $500 representing the par value of the shares and additional paid-in capital was decreased by approximately $4,242 for the difference between the purchase price and the par value.

On January 5, 1994, the Company issued 400,000 shares of Class A non-voting common stock. Accordingly, common stock was increased by $400 representing the par value of the shares, and additional paid-in capital was increased by approximately $6,500 for the difference between the proceeds from the issuance and the par value. This issuance was related to the 3,600,000 share of Class A common stock issued in December, 1993.

10. SUBSEQUENT EVENT

On March 7, 1997, the Company issued 10.3 million shares of Class B voting common stock for $70,000 to its majority shareholder, Spiegel Holdings, Inc. The proceeds from this issuance will be primarily used to fund capital needs, including the continued expansion of Eddie Bauer.

STATEMENT OF MANAGEMENT RESPONSIBILITY

We have prepared the accompanying consolidated financial statements and related information for the years 1996, 1995 and 1994. The opinion of the Company's independent auditors, KPMG Peat Marwick LLP, on those financial statements follows. The primary responsibility for the integrity and objectivity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

The Company maintains an internal control structure that is adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and that produces records adequate for preparation of financial information. There are limits inherent in all systems of internal control structures based on the recognition that the cost of such a structure should not exceed the benefits to be derived. In addition, the Company maintains an internal audit department to review the adequacy, application and compliance of the internal control structure.

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

INDEPENDENT AUDITORS' REPORT

THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SPIEGEL, INC.:

We have audited the accompanying consolidated balance sheets of Spiegel, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiegel, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1996 in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP

Chicago, Illinois
February 10, 1997

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
($000s omitted, except per share amounts)



1996                      First           Second          Third            Fourth        Total Year
------------------     ------------     ------------    ------------     ------------    -----------
Net sales and
  other revenues       $  634,681       $  668,601      $  620,916       $1,090,422      $3,014,620
Operating income (loss)    (3,842)          13,911          (7,800)          59,132          61,401
Net earnings (loss)    $  (14,321)      $   (3,297)     $  (15,558)      $   19,787      $  (13,389)
Net earnings (loss)
  per common share     $     (.13)      $     (.03)     $     (.14)      $      .18      $     (.12)
Weighted average
  common shares
  outstanding         107,746,498      107,746,760     107,752,989      107,757,531     107,750,945

MARKET PRICE DATA
    High               $   11 1/8       $  12 1/4       $ 13 1/4         $    9 1/8      $ 13 1/4
    Low                $    6 7/8       $   8 5/8       $  6 1/2         $    6 1/2      $  6 1/2

1995                      First           Second          Third            Fourth        Total Year
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

MARKET PRICE DATA
    High                $ 10 1/2        $ 13 7/8         $ 13 5/8        $   11          $  13 7/8
    Low                 $  8 7/8        $  8 3/4         $ 10            $    6 7/8      $   6 7/8


                                       PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS


The following persons are the directors of the Company.
                                                                            Year
                                                                      Elected as
Name                    Age  Offices with Registrant or Other (4)       Director
----------------------  ---  ---------------------------------------------------
Dr. Michael Otto (1)    53   Chairman of the Board of Directors            1982
                             and Chairman of the Board of Directors of Otto Versand (GmbH & Co)

John J. Shea (1)(3)     58   Vice Chairman of the Board of Directors,      1983
                             President and Chief Executive Officer

Thomas Bohlmann         51   Board of Directors and Director - Planning    1989
                             and Control of Otto Versand (GmbH & Co) (1989)

Dr. Michael E.
    Cruesemann (2)(3)   51   Board of Directors and Director-Finance of
                             Otto Versand (GmbH & Co) and Chief Financial  1994
                             Officer of Otto Versand Group (1994);
                             Deputy Director of Finance of Otto Versand
                             (GmbH & Co) (1985)

Harold S. Dahlstrand    52   Senior Vice President - Human Resources       1994

Richard T. Fersch       47   President of Eddie Bauer                      1996

Hans-Jorg Hammer        57   Board of Directors and Director -             1991
                             Personnel of Otto Versand (GmbH & Co)(1991);
                             Deputy Director - Personnel of Otto Versand
                             (GmbH & Co)(1988)

Horst R. Hansen (2)     62   Retired.  Prior to March 1994 was a member    1982
                             of the Board of Directors and Director -
                             Finance and Chief Financial Officer
                             of Otto Versand Group

Karl-August Hopmann (2) 61   Retired.  Prior to March 1991 was a member    1982
                             of the Board of Directors and Director -
                             Personnel of Otto Versand (GmbH & Co)(1988)

John W. Irvin           49   President of Spiegel Catalog                  1996

Dr. Peter Mueller (1)   55   Board of Directors and Director -             1985
                             Advertising and Marketing of Otto Versand
                             (GmbH & Co) for at least the last five years

Dr. Peer Witten         51   Board of Directors and Director -             1991
                             Operations of Otto Versand (GmbH & Co) for at least the last five years

Martin Zaepfel          53   Board of Directors and Director -             1996
                             Merchandise of Otto Versand (GmbH & Co)
                             for at least the last five years

(1) Member of Board Committee (Executive Committee)
(2) Member of Audit Committee
(3) Member of Finance Committee
(4) The business experience during the last five years of directors who are executive officers of the Company is detailed along with the listing of executive officers that follows.

The terms of all the above-named directors expire on the date of the next annual meeting of the stockholders which is to be held in April, 1997.

Dr. Michael Otto was a member of the Board of Directors and Director - Merchandise of Otto Versand for ten years prior to March 1, 1981.

There is no family relationship between any of the directors.

EXECUTIVE OFFICERS

The following persons are the executive officers and certain significant employees of the Company:

                                         Positions and Offices Held
                                (all positions and offices are of the Company
Name                     Age             unless otherwise indicated)
----------------------  ---  --------------------------------------------------

Executive Officers of Spiegel, Inc.:
------------------------------------

John J. Shea            58   Vice Chairman (1989), President and Chief
                             Executive Officer (1985) and Director (1983)

James W. Sievers        54   Senior Vice President - Finance (1995) and Chief
                             Financial Officer (1994); Vice President - Finance
                             (1990)

Harold S. Dahlstrand    52   Senior Vice President - Human Resources (1993);
                             Vice President - Human Resources (1985); and
                             Director (1994)

Richard T. Fersch       47   President of Eddie Bauer (1992); Executive
                             Vice President - Merchandising and Marketing of
                             Eddie Bauer (1992); Senior Vice President - Stores of Eddie Bauer (1989); and Director (1994)

John W. Irvin           49   President of Spiegel Catalog (1996); Senior Vice
                             President, General Merchandise Manager of Mervyn's
                             (a division of Dayton Hudson Corporation) (1992);
                             Vice President, Stores of Mervyn's (1992);
                             President of Maison Blanche (a 24 store retail chain)(1990); and Director (1996)

George D. Ittner        53   President of Newport News (1992); Executive Vice
                             President and General Manager - Avon Fashions
                             (1985)

Michael R. Moran        50   Senior Vice President, Secretary & General Counsel
                             (1996); Vice President, Secretary & General
                             Counsel (1988)

Jon K. Nordeen          41   Vice President and Chief Information Officer
                             (1996); Director of Application Development of
                             Dayton Hudson Corporation (1995); Director of
                             Application Development - Department Store
                             Division of Dayton Hudson Corporation (1987)

John R. Steele          44   Vice President and Treasurer (1995); Treasurer
                             (1993); Vice President of Deutsche Bank (1988)

Certain Significant Employees:
------------------------------

Gregory R. Aube         44   President of FCNB (1995); General Counsel and
                             Corporate Secretary (1989)

James R. Cannataro      44   Executive Vice President - Finance and
                             Administration of Eddie Bauer (1996); Senior Vice
                             President Finance of Eddie Bauer (1993); Vice
                             President Finance Eddie Bauer (1990)

Georgia Shonk-Simmons   45   Executive Vice President - Merchandising and
                             Marketing of Newport News (1994); Vice President -
                             Merchandise of Spiegel (1993); Vice President -
                             Merchandise Product Development of Spiegel (1992);
                             Vice President - Corporate Fashion Director of
                             Spiegel (1990)

Karl A. Steigerwald     50   Executive Vice President - Administration of
                             Spiegel Catalog (1996); Vice President -
                             Marketing (1992); Vice President - Marketing and
                             Information Services (1991)

Ken A. Wherry           64   Senior Vice President - Customer Satisfaction and
                             Sales of Eddie Bauer (1996); Senior Vice
                             President - Catalog of Eddie Bauer (1993); Senior
                             Vice President - Operations of Eddie Bauer (1991)

Michael L. Wilson       42   President of DFS (1996); Director - Logistics of
                             Eddie Bauer (1995); Vice President - Retail
                             Distribution of DFS (1993); Director - Retail
                             Distribution of Eddie Bauer (1991)

The terms of all the above-named officers expire on the date of the next annual meeting of the Board of Directors which is to be held in April, 1997.

There is no family relationship between any of the officers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued by the Company for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 to or on behalf of each of the five most highly compensated key policy-making executive officers of the Company.



                                                             Stock
    Name and                          Annual   Compensation  Options       All Other
    Principal                         Salary      Bonus      Granted     Compensation(3)
    Position                 Year       ($)        ($)         (#)             ($)
    -------------------     ------   --------    --------    -------     ---------------
    John J. Shea             1996    $700,000    $ 23,464        -        $198,200
       Vice Chairman         1995     600,000         -      100,000(1)    157,732
       President, Chief      1994     600,000     236,250        -         145,667
       Executive Officer
       and Director

    Richard T. Fersch        1996    $600,000    $702,000     10,000      $150,387
       President of          1995     415,000     466,875     50,000        68,789
       Eddie Bauer           1994     400,000     150,000     10,000        79,741
       and Director

    John W. Irvin (2)        1996    $300,000    $100,000     60,000      $ 88,649
       President of          1995         -           -          -            -
       Spiegel Catalog       1994         -           -          -            -
       and Director

    James R. Cannataro       1996    $233,077    $334,880      5,000      $ 71,637
       Executive Vice        1995     190,000     171,000      5,000        34,276
       President - Finance   1994     170,000      51,000      3,000        30,651
       and Administration
       of Eddie Bauer

    Ken A. Wherry            1996    $228,461    $252,221      5,000      $ 97,493
       Senior Vice           1995     180,000     162,000      5,000        34,384
       President - Customer  1994     180,000      51,000      2,000        32,348
       Satisfaction and
       Sales of Eddie
       Bauer




    (1) The options granted to John J. Shea in 1995 represent a repricing of 100,000 of the options granted to him in 1993.

    (2)  John W. Irvin joined Spiegel Catalog in April 1996.

    (3) The following tables summarize all other compensation for the years ended December 28, 1996, December 30, 1995 and December 31, 1994:


                               Retirement   Car Allowance/  Life Insurance
             Name               Benefits        Other       Premiums Paid      Total
          -------------------- ------------ ---------------  --------------  ------------
    1996 John J. Shea         $  86,663     $  56,918       $  54,619       $ 198,200
         Richard T. Fersch       53,700        41,710          54,977         150,387
         John W. Irvin (a)          -          49,476          39,173          88,649
         James R. Cannataro      20,310        20,763          30,564          71,637
         Ken A. Wherry           19,890        20,253          57,350          97,493

    1995 John J. Shea         $  86,151     $  38,168       $  33,413       $ 157,732
         Richard T. Fersch       35,275        33,514             -            68,789
         John W. Irvin              -             -               -               -
         James R. Cannataro      18,627        15,649             -            34,276
         Ken A. Wherry           17,158        17,226             -            34,384

    1994 John J. Shea         $  84,904     $  36,368       $  24,395       $ 145,667
         Richard T. Fersch       46,449        33,292             -            79,741
         John W. Irvin              -             -               -               -
         James R. Cannataro      15,835        14,816             -            30,651
         Ken A. Wherry           15,835        16,513             -            32,348



 (a) Car Allowance/Other for John W. Irvin in 1996 represents a $28,685 moving allowance and a $20,791 car allowance.

OPTION GRANTS TABLE

The following table sets forth grants of stock options to the named executive officers during the year ended December 28, 1996 and the potential realizable value of the grants assuming that the market price of the underlying stock appreciates in value from the date of grant to the end of the option term at the stipulated annual rates of 5% and 10%:



                    Number
                      of                                           Potential Realizable
                  Securities  Percent of                             Value at Assumed
                    Under-   Total Options                         Annual Rates of Stock
                    lying     Granted to                            Price Appreciation
                    Options    Employees   Exercise   Expiration        for Option
Name                Granted    in 1996       Price      Date        5% ($)     10% ($)
------------------ --------- -------------  -------- -----------   --------    --------
John J. Shea           -           -         $  -         -         $   -     $     -

Richard T. Fersch    10,000         5%         7.10    12/31/06      44,652     113,156

John W. Irvin        50,000        26%        10.00    04/01/06     314,447     796,871
                     10,000         5%         7.10    12/31/06      44,652     113,156

James R. Cannataro    5,000         3%         7.10    12/31/06      22,326      56,578

Ken A. Wherry         5,000         3%         7.10    12/31/06      22,326      56,578



The stock options granted become exercisable at the rate of 20% per year from the date of the grant.

AGGREGATED OPTION EXERCISES IN 1996 AND DECEMBER 28, 1996 OPTION VALUES

The following table sets forth shares acquired on exercise and stock option values at December 28, 1996:



                                        Number of Securities      Value of Unexercised
                                       Underlying Unexercised     In-the-Money Options
                     Shares                  Options at                    at
                    Acquired             December 28, 1996          December 28, 1996
                       On      Value    Exercise- Unexercise-    Exercise-    Unexercise-
  Name              Exercise  Realized    able       able          able          able
------------------  --------  -------- ---------  -----------   -----------   -----------
John J. Shea           -         -     280,000      78,000       $129,898       $   -

Richard T. Fersch      -         -      36,600      58,800          4,375         2,500

John W. Irvin          -         -         -        60,000             -            -

James R. Cannataro     -         -      15,800      11,800         65,875        28,000

Ken A. Wherry          -         -       9,800      11,200         36,025        28,000




COMPENSATION OF DIRECTORS

The Company pays an annual fee of $10,000 to its independent directors and reimburses any reasonable out-of-pocket expenses incurred by all directors in attending meetings.

REPORT OF REPRICING OF OPTIONS

The following table sets forth a 1995 transaction which in effect repriced certain options granted. This transaction was approved by the Board of Directors and the Stock Option Committee.


                                                                                   Length of
                            Number of      Market Price   Exercise                 Original
                            Securities     of Stock at    Price at                 Option Term
                            Underlying     Time of        Time of                  Remaining at
                            Options        Repricing or   Repricing or  New        Date of
                            Repriced or    Amendment      Amendment     Exercise   Repricing or
Name            Date        Amended (#)        $             $          Price ($)  Amendment
----            ----        ------------   -------------  ------------  ---------  ------------
John J. Shea    5/10/95      100,000        $10.00         $22.75        $10.00    8 years




INDEBTEDNESS OF MANAGEMENT

John W. Irvin, President of Spiegel Catalog, received a $120,000 non-interest bearing loan from the Company to provide for financial assistance during his relocation associated with joining the Company. The entire balance was outstanding as of March 17, 1997. The loan will be repaid in 1997.

EMPLOYMENT AGREEMENT

The Company has an employment agreement with John J. Shea, President and Chief Executive Officer of the Company, the term of which extends through December 31, 1998. The current annual base salary under this agreement is $750,000. The agreement entitles Mr. Shea to receive an annual bonus based on a sliding-scale percentage of the Company's consolidated net income before taxes. Mr. Shea is also eligible to receive certain other benefits.

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

    The average per share price of stock options granted during the year was $7.80. Net cash realized with respect to the exercise of options during the year was approximately $80,000.

    SPIEGEL GROUP VALUE IN PARTNERSHIP PROFIT SHARING AND 401(K) SAVINGS PLAN

    The Company maintains two consolidated Profit Sharing and 401(k) Savings Plans for employees of Spiegel, Eddie Bauer, FCNB and Distribution Fulfillment Services ("DFS"). Participation commences on the beginning of a quarter following one year of continuous service. The Company and participating subsidiaries contribute annually to the plan 7% of the first $100 million of Spiegel consolidated earnings before income taxes, plus 6% of the second $100 million of Spiegel consolidated earnings before income taxes, plus 4% of Spiegel consolidated earnings before income taxes in excess of $200 million plus any other amounts determined by the Company's Board of Directors. A minimum total contribution of 4% of eligible considered compensation will be made, but in no event will the total contribution exceed the maximum amount deductive for Federal income tax purposes. Company contributions and forfeitures are allocated among eligible participants in proportion to considered compensation. A participant can make nondeductible after-tax contributions to the plan of up to 5% of their considered compensation, subject to special limitations imposed by the Internal Revenue Code thereon.

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

    All contributions and investments are held in a trust for the benefit of plan participants. All employees who participate in the plan after one year of service are 100% vested in their contributions and earnings thereon but become vested in the Company's matching contribution and earnings thereon at a rate based on years of service, with full vesting after a maximum of seven years. Participants are permitted to borrow from their account, but may have only one outstanding loan at a time. Repayment is made through payroll deductions. Participants who suffer a financial hardship as defined by the Internal Revenue Code and who are not eligible for a loan may withdraw amounts from the plan while still employed. In addition, participants may annually receive a distribution of their after-tax contributions. All participants receive the full value of their accounts under the plan upon retirement or permanent disability and the vested portion of their accounts on other termination of employment. The full value of a deceased participant's account is distributable to his beneficiaries. Distributions are made in a lump sum.

    SPIEGEL, INC., SUPPLEMENTAL RETIREMENT BENEFIT PLAN.

    The Company maintains an unfunded supplemental retirement plan for the benefit of its employees and those of its participating subsidiaries covered by the Spiegel Group Value in Partnership Profit Sharing and 401(k) Savings Plan described above (the "profit sharing and thrift plans") whose benefits under the profit sharing and thrift plans are reduced by application of Sections 415, 401(k) and 401(a)(17) of the Internal Revenue Code. If a participant's annual additions under the profit sharing and thrift plans are reduced by reason of special limitations of the Internal Revenue Code, the Company will make an annual contribution to the trust in the amount of the reduction. Supplemental benefits under the supplemental retirement plan are payable in cash at the same time and in the same manner as the participant's employer account under the profit sharing and thrift plans except no payments are made prior to death, disability or reaching retirement age.

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

    EXECUTIVE BONUS AND INCENTIVE PLANS.

    The Company maintains various bonus plans for certain of its executives, designed to reward performance. The Company's annual payment of bonuses is based upon the attainment of pre-determined operating, financial and individual performance objectives. For 1996, approximately $14,250,000 was earned under these bonus plans.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Spiegel Holdings, Inc. (SHI) holds 99.9% of the Company's Class B Voting Common Stock. The following table sets forth certain information with respect to the number of shares of Class B Voting Common Stock owned by SHI, which is the only stockholder beneficially owning more than 5% of the Class B Voting Common Stock. SHI is a holding company whose principal asset is stock of the Company. The total number of holders of the Company's Class B voting Common Stock as of March 17, 1997, was two.
                                                                  Percentage of
                                                                  Outstanding
                            Number of            Title of         Class B Voting
Name and Address            Shares(1)            Class            Common Stock
-------------------------   -----------          --------         --------------

Spiegel Holdings, Inc.(2)   103,483,298           Class B           99.9%
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

b.  SECURITY OWNERSHIP OF MANAGEMENT

As of March 17, 1997, certain members of the Company's Board of Directors, and the directors and officers of the Company as a group, owned shares of the Company's Class A Non-Voting Common Stock as indicated in the following table:

As shown in Column II, in the case of Company officers, portions of the shares indicated as beneficially owned are actually shares attributable to unexercised and unexpired options for Class A Non-Voting Common Stock granted by the Company to such officers, which are exercisable as of, or first become exercisable within 60 days after, March 17, 1997.

                                    Amount and
               Name of              Nature of
 Title       Beneficial             Beneficial       Acquirable       Percent
of Class       Owner                Ownership (1)  Within 60 Days     of Class
--------  --------------------      -------------  --------------   ------------
                                       (I)             (II)            (III)


Class A   Gregory A. Aube                 400             400             *

Class A   James R. Cannataro           16,800          15,800             *

Class A   Harold S. Dahlstrand         57,950          40,800             *

Class A   Richard T. Fersch            40,200          36,600             *

Class A   Karl-August Hopmann          15,000               0             *

Class A   George D. Ittner              5,400           3,000             *

Class A   Michael R. Moran             61,100          49,100             *

Class A   Dr. Peter Muller             10,000               0             *

Class A   John J. Shea                392,000         280,000           2.7%

Class A   Georgia Shonk-Simmons        30,700          30,700             *

Class A   James W. Sievers             38,600          32,600             *

Class A   John R. Steele                  650             400             *

Class A   Karl A. Steigerwald          43,800          30,600             *

Class A   Ken A. Wherry                 9,800           9,800             *

Class A   All directors and         1,133,475         652,000           7.8%
          officers as a group
          (26 persons)

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

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand and Turkey. Otto Versand International (GmbH) is a wholly-owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $3,917,000 in 1996, $3,720,000 in 1995, and $4,445,000 in 1994. The arrangements are indefinite in term but may generally be canceled by either party upon one year's written notice.

The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise by catalog and in retail stores. Otto Versand owns Together, Ltd. Commission expenses incurred on this account were $3,870,000, $5,755,000 and $8,012,000 in 1996, 1995 and 1994, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

In 1993, the Company formed a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in Japan. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were seventeen stores open in Japan as of December 28, 1996. To date, Eddie Bauer has contributed $9,290,436 to the project and in 1994, received a $2,500,000 licensing fee for the use of its name. Eddie Bauer received $3,981,000, $3,243,000 and $670,000 in royalty income on retail and catalog sales during 1996, 1995 and 1994, respectively. Eddie Bauer recorded approximately $406,000 of income and $673,000 and $780,000 of losses for its equity share of the joint venture during 1996, 1995 and 1994, respectively.

During 1995, Eddie Bauer formed a joint venture with Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck Gmbh (both subsidiaries of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in Germany. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were two stores open in Germany as of December 28, 1996. Eddie Bauer has contributed $2,330,000 to the project and has received $1,000,000 in licensing fees for the use of its name. Eddie Bauer received $773,000 and $295,000 in royalty income on retail and catalog sales during 1996 and 1995, respectively. Eddie Bauer recorded approximately $707,000 and $98,000 for its share of equity losses of the joint venture during 1996 and 1995.

During 1996, Eddie Bauer signed a letter of intent with Gratten PLC (a subsidiary of Otto Versand) to form a joint venture to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. The agreement is expected to be signed in the first half of 1997, and stores are expected to open in the second half of 1997.

In 1993, Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd., (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia and contacts suppliers, inspects goods and handles shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $14,476,000, $13,907,000 and $11,056,000 for these services in 1996, 1995 and 1994, respectively.

In March 1994, Newport News issued 113 shares of non-voting preferred stock to ten directors and ten other executive officers of the Company and nine executive officers and directors of Newport News and Otto Versand for $40,000 per share. Each participant was eligible to purchase up to four shares. Of the initial issuance, 93 shares remain outstanding held by the following individuals with the number of shares each own indicated by parentheses following each name: Dr. Michael Otto (4); Thomas Bohlmann (3); Hans-Christoph Fischer (4); Hans-Jorg Hammer (4); Dr. Peter Muller (4); Peer Witten(4); John J. Shea (4); Harold S. Dahlstrand (4); James J. Broderick (4); Robert E. Conradi (4); Davia L. Kimmey
(4); Stanley D. Leibowitz (4); Michael R. Moran (4); Georgia L. Shonk-Simmons
(4); James W. Sievers (4); Karl A. Steigerwald (4); George D. Ittner (4); James
W. Brewster (4); Geralyn M. Madonna (2); Gerhard Hocht (4); Siegfried Kockmann
(4); Gert Rietz (4); Martin Zaepfel (4) and Dr. Michael Crusemann (4). In December, 1995, an additional seven shares were offered to four executive officers from Newport News and Eddie Bauer at $43,000 per share. These individuals and the number of shares each owns, indicated in parenthesis following each name, include: Martin Smith (1); David Knoll (1); Charles Krieg
(1); and Richard Fersch (4). The redemption price of the preferred stock prior to December 31, 1997 is $40,000 per share. Subsequent to December 31, 1997, the redemption price is fair market value. All shares of Newport News non-voting preferred stock must be redeemed by December 31, 1999, but may be redeemed as early as December 31, 1997 at the option of the holder.

On March 7, 1997, the Company issued 10.3 million shares on Class B voting common stock for $70,000,000 to its majority shareholder, Spiegel Holdings, Inc. The proceeds from the issuance will be used to fund capital needs, including the continued expansion of Eddie Bauer.

The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


                                                                     Page
                                                                      ----
A.  1.   FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                  15
         Consolidated Statements of Earnings                          16
         Consolidated Statements of Stockholders' Equity              17
         Consolidated Statements of Cash Flows                        18
         Notes to Consolidated Financial Statements                   19-
                                                                      31
         Independent Auditors' Report                                 33
         Selected Quarterly Financial Data                            34


    2.   FINANCIAL STATEMENT SCHEDULE

         Independent Auditors' Report on Schedule                     51
         Schedule II--Valuation and Qualifying Accounts               52


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

    Exhibit
    Number    Description of Exhibit


     3(a)     Restated Certificate of Incorporation of the Registrant (i)

     3(b)     By-Laws of the Registrant (i)

     4        Revised Specimen Stock Certificate (ii)

     10(a) Spiegel, Inc., Semi-Monthly Salaried Employees Incentive Stock Option Plan (File No. 33-15936) and post-effective Amendment No. 1 thereto, and the Company's registration statements on Form S-8 and post-effective amendments thereto (File No. 33-19663, 33-32385, 33-38478, 33-44780, 33-56200, 33-51755 and 33-65469)
              (iii)

     10(b)    Spiegel, Inc., Supplemental Retirement Benefit Plan (iv)

     21       List of subsidiaries of the Registrant

     23       Consent of KPMG Peat Marwick LLP

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


B.  REPORTS ON FORM 8-K

    None.

    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

    The Board of Directors and Stockholders
    Spiegel, Inc.:

    Under date of February 10, 1997, we reported on the consolidated balance sheets of Spiegel, Inc., and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 28, 1996, which are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             /S/ KPMG PEAT MARWICK LLP


    Chicago, Illinois
    February 10, 1997

                                                                 SCHEDULE II


                            SPIEGEL, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEARS ENDED
                                   ($000s omitted)



                                       December 28, December 30,  December 31,
                                           1996        1995          1994
                                        ----------  -----------   ----------
ACCOUNTS RECEIVABLE VALUATION ACCOUNTS

Allowance for doubtful accounts
-------------------------------

Balance at beginning of year             $40,832      $49,954      $46,855
  Charged to earnings                     22,593       91,612       79,183
  Reduction for receivables sold         (23,861)     (33,600)      (6,300)
  Accounts written off, net of
    recoveries                           (24,734)     (67,134)     (69,784)
                                        ----------  -----------   ----------
  Balance at end of year                 $14,830      $40,832      $49,954
                                        ----------  -----------   ----------
                                        ----------  -----------   ----------

Allowance for returns on proprietary
 credit card sales
------------------------------------

Balance at beginning of year             $37,769      $27,762      $28,238
  Charged to earnings                    322,023      274,331      266,700
  Amounts written off                   (327,549)    (276,390)    (267,176)
  Other (1)                                  -         12,066         -
                                        ----------  -----------   ----------
  Balance at end of year                 $32,243      $37,769      $27,762
                                        ----------  -----------   ----------
                                        ----------  -----------   ----------

ALLOWANCE FOR RETURNS

Balance at beginning of year             $31,927      $47,752      $40,256
  Charged to earnings                    368,623      418,697      445,096
  Amounts written off                   (358,859)    (434,522)    (437,600)
                                        ----------  -----------   ----------
  Balance at end of year                 $41,691      $31,927      $47,752
                                        ----------  -----------   ----------
                                        ----------  -----------   ----------



(1) Other represents an adjustment to the allowance for returns to provide for the effect of an increase in the sales activity on the Company's proprietary credit card.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spiegel, Inc., has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.
                                       SPIEGEL, INC.


                                       By:   /s/ John J. Shea
                                              John J. Shea, President and
                                                Chief Executive Officer
                                         (Principal Operating Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc., and in the capacities indicated on March 28, 1997.

     Signature                             Title
--------------------------         ---------------------------------------------


/s/ John J. Shea                  Vice Chairman, President, Chief Executive
John J. Shea                      Officer and Director (Principal Operating
                                  Executive Officer)


/s/ James W. Sievers              Senior Vice President - Finance and Chief
James W. Sievers                  Financial Officer (Principal Financial
                                  and Accounting Officer)


/s/ Thomas Bohlmann               Director
Thomas Bohlmann


/s/ Dr. Michael E. Cruesemann     Director
Dr. Michael E. Cruesemann


/s/ Harold S. Dahlstrand          Director
Harold S. Dahlstrand


/s/ Richard T. Fersch             Director
Richard T. Fersch


/s/ John W. Irvin                 Director
John W. Irvin


/s/ Dr. Peter Mueller             Director
Dr. Peter Mueller