Form 10-Q
period 1997-03-29
SPIEGEL INC
filed 1997-05-13
CIK 276641

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

For the quarter ended March 29, 1997
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of May 9,1997 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,623,104 shares

  Class B voting common stock, $1.00 par value
      103,483,298 shares.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SPIEGEL,INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, March 29, 1997 and December 28, 1996

Consolidated Statements of Earnings,
     Three Months Ended March 29, 1997 and March 30, 1996

Consolidated Statements of Cash Flows,
     Three Months Ended March 29, 1997 and March 30, 1996

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)

                         March 29, 1997 and December 28, 1996

                                                    (unaudited)
                                                     March 29,    December 28,
                                                         1997            1996
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    39,195    $    86,917
   Receivables, net                                     429,022        485,242
   Inventories                                          520,934        502,209
   Prepaid expenses                                      86,338         84,634
   Refundable income taxes                               43,042         16,991
   Deferred income tax benefit                           35,531         35,542
                                                    ------------   ------------
     Total current assets                             1,154,062      1,211,535

   Property and equipment, net                          392,431        399,910
   Intangible assets, net                               165,952        166,275
   Other assets                                         169,390        167,905
                                                    ------------   ------------
                Total Assets                        $ 1,881,835    $ 1,945,625
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                       $    94,274     $   89,292
   Indebtedness to related parties                       20,000         20,000
   Accounts payable                                     165,286        270,973
   Accrued liabilities:
     Salaries and wages                                  20,189         36,636
     General taxes                                      113,082        127,170
     Allowance for returns                               25,791         41,691
     Other accrued liabilities                           96,164        109,634
                                                    ------------   ------------
     Total current liabilities                          534,786        695,396

 Long-term debt, excluding current maturities           709,650        676,656
 Indebtedness to related parties                         25,000             --
 Deferred income taxes                                   52,037         52,024
                                                    ------------   ------------
     Total liabilities                                1,321,473      1,424,076

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 14,623,104 shares
    at March 29, 1997 and 14,618,404 at
    December 28, 1996                                    14,623         14,618
   Class B voting common stock,
    $1.00 par value; authorized 104,000,000
    shares; issued 103,483,298 shares at
    March 29, 1997 and 93,141,654 at
    December 28, 1996                                   103,483         93,142
   Additional paid-in capital                           271,504        211,828
   Minimum pension liability                             (9,365)        (9,365)
   Retained earnings                                    180,117        211,326
                                                     ------------   ------------
 Total stockholders' equity                             560,362        521,549
                                                     ------------   ------------
                                                    $ 1,881,835    $ 1,945,625
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  Consolidated Statements of Earnings

                  ($000s omitted, except per share amounts)

                  Fiscal Periods Ended March 29, 1997 and March 30, 1996 (unaudited)


                                                    Three Months Ended
                                                  March 29,      March 30,
                                                     1997           1996
                                                    -----------  -----------
Net sales and other revenues:
 Net sales                                        $  569,785     $ 589,461
 Finance revenue                                      22,528        28,341
 Other revenue                                         9,499        16,879
                                                   ----------  ------------
                                                     601,812       634,681
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                400,935       403,892
  Selling, general and administrative
   expenses                                          240,740       234,631
                                                    ---------   -----------
                                                     641,675       638,523
                                                   ----------  ------------
Operating income (loss)                              (39,863)       (3,842)

Interest expense                                      16,370        21,506
                                                  -----------  ------------

Earnings (loss) before income taxes                  (56,233)      (25,348)

Income tax benefit                                   (25,024)      (11,027)
                                                  -----------   -----------

Net earnings (loss)                               $  (31,209)   $  (14,321)
                                                  -----------   -----------
                                                  -----------   -----------

Net earnings (loss) per common share              $    (0.28)   $    (0.13)
                                                  -----------   -----------
                                                  -----------   -----------
Weighted average number of common
 shares outstanding                               110,261,774   107,746,498
                                                  -----------   -----------
                                                  -----------   -----------

[FN]
See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    Consolidated Statements of Cash Flows

                    ($000s omitted)

                    Three months ended March 29, 1997 and March 30, 1996 (unaudited)

                                                          Three Months Ended
                                                        March 29,       March 30,
                                                            1997            1996
                                                      ------------     ------------

Cash flows from operating activities:
 Net earnings (loss)                                  $    (31,209)   $    (14,321)
 Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                             20,467          19,815
  Change in assets and liabilities:
    Increase (decrease) in sold customer receivables      (113,572)         70,000
    Decrease in receivables, net                           169,792          88,337
    (Increase) decrease in inventories                     (18,725)         17,315
    (Increase) decrease in prepaid expenses                 (1,704)         18,573
    Decrease in accounts payable                          (105,687)        (99,726)
    Decrease in accrued liabilities                        (59,904)        (44,385)
    Decrease in income taxes                               (26,027)        (11,223)
                                                       ------------    ------------
    Total adjustments                                     (135,360)         58,706
                                                       ------------    ------------
Net cash provided by (used in) operating activities    $  (166,569)   $     44,385
                                                       ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                   (7,356)         (9,052)
 Net additions to other assets                             (6,795)        (15,958)
                                                      ------------    ------------
  Net cash used in investing activities                   (14,151)        (25,010)
                                                      ------------    ------------

Cash flows from financing activities:
 Issuance of debt                                         108,000         310,000
 Payment of debt                                          (45,024)       (312,518)
 Issuance of Class B common stock                          70,000              --
 Exercise of stock options                                     22              --
                                                      ------------    ------------
  Net cash provided by (used in) financing activities     132,998          (2,518)
                                                      ------------    ------------

Net change in cash and cash equivalents                   (47,722)         16,857
Cash and cash equivalents at beginning of year             86,917          42,302
                                                      ------------    ------------
Cash and cash equivalents at end of period            $    39,195    $     59,159
                                                      ------------    ------------
                                                      ------------    ------------

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                            $    12,926    $     23,596
  Income taxes                                        $     3,170    $      1,070
                                                      ------------    ------------
                                                      ------------    ------------

[FN]
See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------
-------------------------------------------------------------------------

                             Spiegel, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements
                          ($000s omitted, except per share amounts)
                                         (unaudited)

(1)  Basis of Presentation
   The consolidated financial statements at March 29, 1997 are unaudited and have been prepared from the books and records of the registrant in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.
   All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the registrant's most recent Annual Report on Form 10-K, which includes financial statements for the year ended December 28, 1996. Due to the seasonality of the registrant's business, the results for interim periods are not necessarily indicative of the results for the year.

(2)  Reclassifications
   Certain prior period amounts have been reclassified to conform to the current presentation.


(3)  Indebtedness to related parties
   In addition to the $20,000 loan from the Company's majority shareholder, Spiegel Holdings, Inc., which existed as of December 28, 1996, the Company received a term loan in the first quarter from 3 Suisses BVG (a wholly owned subsidiary of Otto Versand) for $25,000. The loan bears interest at a variable rate based on LIBOR plus a margin. This loan is due in its entirety in August, 1999.


(4)  Issuance of Class B common stock
   On March 7, 1997, the Company issued 10,341,644 shares of Class B voting common stock for $70,000 to its majority shareholder, Spiegel Holdings, Inc. The proceeds from this issuance will be used primarily to fund capital needs, including the continued expansion of Eddie Bauer.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

                (000s omitted, except per share amounts)

Results of Operations

Three Months Ended March 29, 1997 As Compared To Three Months
Ended March 30, 1996
----------------------------------------------------------------------------
Net sales for the three months ended March 29, 1997, were $569,785 which was a 3.3% decrease compared to net sales of $589,461 for the three months ended March 30, 1996. This decrease was driven by lower Spiegel Catalog net sales due to the decreased productivity of catalog mailings. In addition, sales were also impacted by the tightened credit policies on the Company's Preferred Credit card as a significant portion of Spiegel Catalog sales are generated on this propriety credit card. These declines were offset somewhat by increases in net sales at Eddie Bauer. Comparable store sales for Eddie Bauer retail stores increased 4% in the first quarter of 1997 compared to the first quarter of 1996.

Finance revenue for the first quarter of 1997 was $22,528 compared to $28,341
for the same period in 1996.   This decrease was primarily the result of a
significantly lower level of average owned customer receivables in the first quarter of 1997 compared to 1996 due to sales of customer receivables completed in 1996 and to decreases in sales on the Company's proprietary credit card. Other revenue for the first quarter of 1997 decreased $7,380 as compared to the first quarter of 1996 due to the sale of the Company's technology consulting subsidiary at the end of the first quarter of 1996.

The gross profit margin on net sales decreased to 29.6% for the three months ended March 29, 1997 compared to 31.5% for the comparable 1996 period. This decrease was primarily driven by lower gross profit margin at Spiegel Catalog resulting from a higher percentage of clearance catalog sales compared to sales from in-season, regular priced catalogs. Somewhat offsetting this was an increase in the gross profit margin at Eddie Bauer.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended March 29, 1997 and March 30, 1996 were 40.0% and 37.0%, respectively. This increase is due to several factors including less leverage of selling, general and administrative expenses, especially advertising expense, at Spiegel Catalog as a result of lower productivity from catalog offerings. In addition, the 1996 ratio was favorably impacted by the gain of approximately $8,000 realized on the sale of the Company's information technology subsidiary. Finally, the 1996 ratio was favorably impacted by a $4 million reversal of the provision for doubtful accounts on customer receivables sold in the first quarter of 1996.

Interest expense for the three months ended March 29, 1997 decreased 23.9% to $16,370 compared to $21,506 for the three months ended
March 30, 1996. This decrease was due to lower average debt levels offset slightly by higher effective interest rates. Debt levels have declined as a result of a higher lever of customer receivables sold and the Company's lower inventory levels.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

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

Liquidity and Capital Resources:
The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer accounts receivable, and the issuance of debt and common stock. Total customer receivables sold were $1,350,158 at March 29, 1997, $1,463,730 at December 28, 1996 and $1,250,000 at March 30, 1996.

Net cash used by operating activities was $166,569 for the three month period ended March 29, 1997. Significant uses of cash for the 1997 quarter were seasonal decreases in accounts payable and accrued liabilities of approximately $192,000 and funding of the $31,209 net loss. These were offset somewhat by a $56,220 net decrease in owned receivables during the 1997 quarter. For the three month period ended March 30, 1996, there was net cash provided by operations of $44,385. Significant sources of cash for the first quarter of 1996 included a net decrease in owned receivables of $158,337 and decreases in inventories and prepaids totaling approximately $36,000. These sources were somewhat offset by decreases in accounts payable and accrued liabilities of approximately $155,000 during the first quarter of 1996.

Net additions to property and equipment for the three months ended March 29, 1997 were $7,356 compared to $9,052 for the first quarter of 1996. The capital spending in 1997 was primarily related to continued Eddie Bauer retail store expansion.

On March 7, 1997, the Company issued 10,341,644 shares of Class B voting common stock for $70,000 to its majority shareholder, Spiegel Holdings, Inc. The proceeds from this issuance will be primarily used to fund capital needs, including continued expansion of Eddie Bauer.

During the three months ended March 29, 1997, the Company incurred approximately $2,500 of expenditures related to the nonrecurring charge taken in 1993. The charge provided for the estimated impact of closing certain of the Company's existing catalog distribution facilities. Expenditures incurred during the first quarter of 1997 were primarily for closing costs relating to the warehouse buildings. All buildings associated with the reserve have now been sold or transferred to third parties. There is no reserve balance remaining.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. The Company will adopt the new standard, as required, in the fourth quarter of 1997. For the quarter ended March 29, 1997, SFAS No. 128 would not have had a material impact on the Company's loss per share calculation.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, sales of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

Forward Looking Statements:
This report contains statements which are forward looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Such forward looking statements are subject to a number of risks and uncertainties which could cause actual results to materially differ from those anticipated including but not limited to, financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, the impact of competitive activities, inventory risks due to shifts in the market demand, risks associated with collections on the Company's credit card portfolios, interest rate fluctuations, and postal rate, paper or printing cost increases, as well as other risks indicated in other filings with the Securities and Exchange Commission such as the Company's most recent Form 10-K.

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

                         SPIEGEL, INC.

        Signature                     Title                 Date
-------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Senior Vice President       May 13, 1997
       James W. Sievers     (Chief Financial Officer)