Form 10-Q
period 1997-06-28
SPIEGEL INC
filed 1997-08-12
CIK 276641

------------------------------------------------------------------------------
------------------------------------------------------------------------------

				UNITED STATES
				SECURITIES AND EXCHANGE COMMMISSION
				Washington, D.C. 20549
				FORM 10-Q
(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 28, 1997
				    or
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

				APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of August 8,1997 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,627,104 shares

  Class B voting common stock, $1.00 par value
     103,483,298 shares.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

		       SPIEGEL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


   Consolidated Balance Sheets, June 28, 1997 and December 28, 1996

   Consolidated Statements of Earnings,
       Three and Six Months Ended June 28, 1997 and June 29, 1996

   Consolidated Statements of Cash Flows,
       Six Months Ended June 28, 1997 and June 29, 1996

   Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------------------------------------------
------------------------------------------------------------------------------

			 Consolidated Balance Sheets

			 ($000s omitted, except per share amounts)



                                         						    (unaudited)
			         	    	                                    June 28,    December 28,
                                  				                   1997            1996
						                                             ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    44,398    $    86,917
   Receivables, net                                     380,801        485,242
   Inventories                                          514,207        502,209
   Prepaid expenses		                                			 84,106         84,634
   Refundable income taxes                               49,275         16,991
   Deferred income taxes                                 35,532         35,542
						                                             ------------   ------------
     Total current assets                             1,108,319      1,211,535

   Property and equipment, net                          388,964        399,910
   Intangibles, net                                     165,098        166,275
   Other assets                                         189,535        167,905

                                         						    ------------   ------------
                Total Assets                        $ 1,851,916    $ 1,945,625
						                                             ------------   ------------
                                         						    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                       $    52,850    $    89,292
   Indebtedness to related parties                           --         20,000
   Accounts payable                                     172,553        270,973
   Accrued liabilities:
     Salaries and wages                                  22,414         36,636
     General taxes                                      107,360        127,170
     Allowance for returns                               24,474         41,691
     Other accrued liabilities                           97,224        109,634
   						                                          ------------   ------------
     Total current liabilities                          476,875        695,396
                                                   ------------   ------------
 Long-term debt, excluding current maturities           771,150        676,656
 Indebtedness to related parties                          5,000             --
 Deferred income taxes                                   52,036         52,024
                                         						    ------------   ------------
     Total liabilities                                1,301,061      1,424,076

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; 14,624,104 shares issued and
    outstanding at June 28, 1997 and 14,618,404
    at December 28, 1996                                 14,624         14,618
   Class B voting common stock,
    $1.00 par value; authorized 104,000,000
    shares; 103,483,298 shares issued and
    outstanding at June 28, 1997 and
    93,141,654 at December 28, 1996                     103,483         93,142
   Additional paid-in capital                           271,480        211,828
   Minimum pension liability                             (9,365)        (9,365)
   Retained earnings                                    166,633        211,326
                                          						    ------------   ------------
 Total stockholders' equity                             546,855        521,549
						                                              ------------   ------------
						                                              $ 1,851,916    $ 1,945,625
						                                              ------------   ------------
						                                              ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

		  Consolidated Statements of Earnings

		  ($000s omitted, except per share amounts)

		  (unaudited)

						                                               Three Months Ended            Six Months Ended
						                                              June 28,        June 29,      June 28,    June 29,
						                                                 1997           1996           1997        1996
                                         						  -----------  -----------    -----------  -----------
Net sales and other revenues:
 Net sales                                        $  646,090     $ 623,870     $1,215,875   $1,213,331
 Finance revenue                                      38,715        33,266         61,243       61,607
 Other revenue                                        11,438        11,465         20,937       28,344
                                         						  -----------   -----------    -----------  -----------
						                                               696,243       668,601      1,298,055    1,303,282
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                434,764       408,225        835,699      812,117
  Selling, general and administrative
   expenses                                          264,844       246,465        505,584      481,096
						                                           -----------   -----------    -----------  -----------
						                                               699,608       654,690      1,341,283    1,293,213
						                                           -----------   -----------    -----------  -----------
Operating income (loss)                               (3,365)       13,911        (43,228)      10,069

Interest expense                                      16,152        21,195         35,522       42,701
                                         					   -----------   -----------    -----------  -----------

Earnings (loss) before income taxes                  (19,517)       (7,284)       (75,750)     (32,632)

Income benefit                                        (6,034)       (3,987)       (31,058)     (15,014)
                                          					   -----------   -----------    -----------  -----------

Net earnings (loss)                              $   (13,483)  $    (3,297)    $  (44,692)   $ (17,618)
                                            				  -----------   -----------    -----------  -----------
                                                  -----------   -----------    -----------  -----------

Net earnings (loss) per common share              $    (0.11)   $    (0.03)    $    (0.39)   $   (0.16)
                                          						   -----------  -----------    -----------  -----------
						                                             -----------  -----------    -----------  -----------
Weighted average number of common
 shares outstanding                               118,106,457   107,746,760    114,184,116  107,746,629
                                         						  ------------   -----------    -----------  -----------
						                                           ------------   -----------    -----------  -----------

[FN]
See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

		    Consolidated Statements of Cash Flows

		    ($000s omitted)

		    (unaudited)

                                          					    		    Six Months Ended
						                                                 June 28,      June 29,
							                                                   1997          1996
						                                              ------------    ------------
Cash flows from operating activities
  Net earnings (loss)                               $ (44,692)    $   (17,618)
    Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                      41,583          41,248
    Gain on sale of receivables                       (19,672)           	 --
    Change in assets and liabilities:
      Increase (decrease) in sold customer
       receivables                                   (149,734)         30,000
      Decrease in receivables, net                    254,175         125,855
     (Increase) decrease in inventories               (11,998)         49,236
      Decrease in prepaid expenses                        527          12,487
      Decrease in accounts payable                    (98,419)        (80,365)
      Decrease in accrued liabilities                 (63,660)        (42,546)
      Decrease in income taxes                        (32,262)        (13,294)
                                                   -----------     ------------
      Total adjustments                               (79,460)        122,621
                                                   -----------     ------------
Net cash provided by (used in) operating activities  (124,152)        105,003
						                                            ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment              (18,899)        (18,352)
 Net additions to other assets                        (12,519)        (19,312)
						                                            ------------    ------------
  Net cash used in investing activities               (31,418)        (37,664)
                                     					        ------------    ------------

Cash flows from financing activities:
 Issuance of debt                                     124,500         300,250
 Payment of debt                                      (81,448)       (373,786)
 Issuance of Class B common stock                      69,972              --
 Exercise of stock options                                 27              11
                                    						        ------------    ------------

  Net cash provided by (used in)
   financing activities                               113,051         (73,525)
                                    						        ------------    ------------

Net change in cash and cash equivalents               (42,519)         (6,186)
Cash and cash equivalents at beginning of period       86,917          42,302
				                                              ------------    ------------
Cash and cash equivalents at end of period        $    44,398    $     36,116
                                    						        ------------    ------------
						                                            ------------    ------------

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                        $    32,856    $     43,360
  Income taxes                                    $     4,533    $      2,077
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

-------------------------------------------------------------------------
-------------------------------------------------------------------------

Spiegel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($000s omitted, except per share amounts)
(unaudited)

(1)  Basis of Presentation
   The consolidated financial statements at June 28, 1997 are unaudited and have been prepared from the books and records of the registrant in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the registrant's most recent Annual Report on Form 10-K, which includes financial statements for the year ended December 28, 1996. Due to the seasonality of the registrant's business, the results for interim periods are not necessarily indicative of the results for the year.

(2)  Reclassifications
   Certain prior period amounts have been reclassified to conform to the current presentation.


(3)  Indebtedness to related parties
   In the second quarter of 1997, the Company made the final $20,000 principal payment on the loan from the Company's majority shareholder, Spiegel Holdings, Inc., which existed as of December 28, 1996. In addition, the Company replaced $20,000 of the $25,000 loan from 3 Suisses BVG (a wholly owned subsidiary of Otto Versand) received in the first quarter of 1997 with a term loan from an unrelated party. As of June 28, 1997, the total indebtedness to related parties outstanding was $5,000, bearing interest at a variable rate based on LIBOR plus a margin, due in its entirety in August, 1999.

(4)  Issuance of Class B common stock
   On March 7, 1997, the Company issued 10,341,644 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,972 are being used primarily to fund capital needs, including the continued expansion of Eddie Bauer.

(5)  Gains on sale of customer receivables
   In 1997, the Company implemented Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Due to the revolving nature of sales of customer receivables held by trusts, a pretax gain of $19,672 was recognized under the provisions of this new accounting standard in the second quarter. This gain is recorded as Finance Revenue in the Consolidated Statements of Earnings.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

(000's omitted except per share amounts)

Results of Operations:

Three Months Ended June 28, 1997 As Compared To Three Months Ended June 29, 1996 Net sales for the three months ended June 28, 1997, were $646,090 which was a 3.6% increase compared to net sales of $623,870 for the three months ended June 29, 1996. Sales increases from Eddie Bauer's retail and catalog divisions were significantly offset by sales decreases at Spiegel Catalog. Eddie Bauer's retail sales increased by 11.9% compared to the same period last year, with a comparable store sales increase of 2%. Total Company catalog sales were flat for the period as the growth of Eddie Bauer's catalog operations offset the lower Spiegel Catalog sales. Spiegel Catalog continues to be affected by lower productivity and response rates experienced in catalog mailings.

Finance revenue for the second quarter of 1997 increased to $38,715 from $33,266 a year earlier. Revenues were favorably affected by a pretax gain of $19,672 on the sale of customer receivables recognized pursuant to SFAS
No. 125. This gain was offset somewhat by lower finance revenues generated as a result of a lower average level of owned customer receivables.

The gross profit margin on net sales decreased to 32.7% for the three months ended June 28, 1997, compared to 34.6% for the comparable 1996 period. This decrease was driven by lower gross profit margins at Spiegel Catalog reflecting a higher level of markdowns taken in an effort to promote sales and manage inventory risk.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended June 28, 1997 and June 29, 1996 were 38.0% and 36.9%, respectively. This increase was primarily due to approximately
$10,000 in expenses associated with the restructuring activities of Spiegel Catalog, which included reserves for the closing of certain facilities and a work force reduction of approximately 125 Spiegel Catalog associates.
Other factors contributing to the increase included less leverage of selling, general and administrative expenses, especially advertising expense, at Spiegel Catalog as a result of lower productivity from catalog offerings.

Interest expense for the three months ended June 28, 1997 decreased 23.8% to $16,152 compared to $21,195 for the three months ended June 29, 1996. This decrease was due to reduced average debt levels resulting from a lower level of owned customer receivables and from the $69,972 net proceeds from the issuance of Class B voting stock in March 1997.


Six Months Ended June 28, 1997 As Compared To Six Months Ended June 29, 1996

Net sales for the six months ended June 28, 1997 and June 29, 1996 were $1,215,875 and $1,213,331, respectively. Eddie Bauer's retail sales increased 11.3% over last year, with a comparable store sales increase of 3%. Total Company catalog sales were lower than last year by 4.7%. This decrease was driven by Spiegel Catalog as it continues to be affected by the lower productivity of catalog mailings as well as by the tightened credit policies on the Company's Preferred Credit Card.

Finance revenue for the six month period ended June 28, 1997, was $61,243 compared to $61,607 for the same period in 1996. A pretax gain of $19,672 on the sale of customer receivables was recognized during the 1997 period under the provisions of SFAS No. 125. Offsetting this gain was a decrease in finance revenues resulting from a significantly lower level of average owned receivables compared to 1996 due to sales of customer receivables, as well as decreases in sales on the Company's proprietary credit card. Other revenue was $20,937 and $28,344 for the six month periods ended June 28, 1997 and June 29, 1996, respectively. This decrease was due primarily to the sale of the Company's technology consulting subsidiary at the end of the first quarter of 1996.

The gross profit margin on net sales decreased to 31.3% for the six months ended June 28, 1997 from 33.1% for the comparable 1996 period. This decrease was driven by lower gross profit margins at Spiegel Catalog reflecting a higher level of markdowns taken in an effort to promote sales and manage inventory risk.

Selling, general and administrative expenses as a percentage of total revenues for the six months ended June 28, 1997 and June 29, 1996 were 39.0% and 36.9%, respectively. This increase was primarily due to approximately $10,000 in expenses associated with the restructuring activities of Spiegel Catalog, which included reserves for the closing of certain facilities and a work force reduction of approximately 125 Spiegel Catalog associates. Other factors contributing to the increase included less leverage of selling, general and administrative expenses, especially advertising expense, at Spiegel Catalog as a result of lower productivity from catalog offerings. The 1996 ratio was favorably impacted by the gain of approximately $8,000 realized on the sale of the Company's information technology subsidiary, as well as the favorable impact of a $4 million reversal of the provision for doubtful accounts on customer receivables sold in the first quarter of 1996.

Interest expense for the six months ended June 28, 1997 decreased 23.8% to $32,522 compared to $42,701 for the six months ended June 29, 1996. This decrease was due to reduced average debt levels resulting from a lower level of owned customer receivables and from the $69,972 net proceeds from the issuance of Class B voting stock in March 1997.

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

Liquidity and Capital Resources:
The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer accounts receivable, and the issuance of debt and common stock. Total customer receivables sold were $1,313,996 at June 28, 1997, $1,463,730 at December 28, 1996 and $1,210,000 at
June 29, 1996.

Net cash used by operating activities was $124,152 for the six month period ended June 28, 1997 compared to net cash provided by operations of $105,003 for the six month period ended June 29, 1996. This net $229,155 increase in cash used for operations over the comparable period last year is attributable to several factors. Net cash provided by receivables was lower by $51,414 in the 1997 period due primarily to a decrease in sold customer receivables. The net $61,234 increase in inventories in the 1997 period compared to 1996 represents an increase in inventories at Eddie Bauer to support its growth. Other significant uses of cash in the 1997 period include an additional decrease in accounts payable and accrued liabilities of $58,136 compared to last year and the funding of the $44,692 net loss.

Net additions to property and equipment for the six months ended June 28, 1997 and June 29, 1996 were $18,899 and $18,352, respectively. The capital spending in 1997 was primarily related to continued Eddie Bauer retail store expansion.

On March 7, 1997, the Company issued 10,341,644 shares of Class B voting common stock its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,972 are being used primarily to fund capital needs, including continued expansion of Eddie Bauer.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," effective for both interim and annual periods ending after December 15, 1997. The Company will adopt the new standard, as required, in the fourth quarter of 1997. For the three and six months ended June 28, 1997, SFAS No. 128 would not have had a material impact on the Company's loss per share calculation.

SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements, and has not yet determined the amounts to be disclosed. The Company will adopt the new standard, as required, in fiscal year 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for the way public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders.
The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any. The Company will adopt SFAS No. 131 in fiscal year 1998.

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





-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b).  Reports on Form 8-K
   On June 26, 1997, the Company filed a report on Form 8-K announcing the early retirement of John J. Shea, Vice Chairman, President, and
   CEO, from the Company and the Board of Directors effective
   July 3, 1997. It further announced the formation of the Office of the President consisting of Harold S. Dahlstrand, Senior Vice President, Human Resources; Michael R. Moran, Senior Vice President and General Counsel; and James W. Sievers, Senior Vice President and Chief Financial Officer.

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

			 SPIEGEL, INC.

	Signature                     Title                 Date
-------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Senior Vice President        August 12, 1997
       James W. Sievers     (Chief Financial Officer)


  /s/  D. L. Skip Behm      Vice President - Controller  August 12, 1997
       D. L. Skip Behm      (Chief Accounting Officer)

