Form 10-Q/A
period 1997-06-28
SPIEGEL INC
filed 1997-08-20
CIK 276641

UNITED STATES
				SECURITIES AND EXCHANGE COMMMISSION
				Washington, D.C. 20549
				FORM 10-Q/A1

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


------------------------------------------------------------------------------
------------------------------------------------------------------------------

			 Consolidated Balance Sheets

			 ($000s omitted, except per share amounts)


       						                                   (unaudited)
        	        	                                 June 28,    December 28,
                              				                    1997            1996
	                                              ------------    ------------
ASSETS
 Current assets:
   Cash and cash equivalents                  $      44,398    $    86,917
   Receivables, net                                 380,801        485,242
   Inventories                                      514,207        502,209
   Prepaid expenses		                              	 84,106         84,634
   Refundable income taxes                           49,275         16,991
   Deferred income taxes                             35,532         35,542
                                               ------------   ------------
     Total current assets                         1,108,319      1,211,535

   Property and equipment, net                      388,964        399,910
   Intangibles, net                                 165,098        166,275
   Other assets                                     189,535        167,905
                                  	            ------------   ------------
                Total Assets                    $ 1,851,916    $ 1,945,625
					                                          ------------   ------------
                                               ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                   $    52,850    $    89,292
   Indebtedness to related parties                       --         20,000
   Accounts payable                                 172,553        270,973
   Accrued liabilities:
     Salaries and wages                              22,414         36,636
     General taxes                                  107,360        127,170
     Allowance for returns                           24,474         41,691
     Other accrued liabilities                       97,224        109,634
                                               ------------   ------------
     Total current liabilities                      476,875        695,396
                                               ------------   ------------
 Long-term debt, excluding current maturities       771,150        676,656
 Indebtedness to related parties                      5,000             --
 Deferred income taxes                               52,036         52,024
                                      						   ------------   ------------
     Total liabilities                            1,305,061      1,424,076

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; 14,624,104 shares issued and
    outstanding at June 28, 1997 and 14,618,404
    at December 28, 1996                             14,624         14,618
   Class B voting common stock,
    $1.00 par value; authorized 104,000,000
    shares; 103,483,298 shares issued and
    outstanding at June 28, 1997 and
    93,141,654 at December 28, 1996                 103,483         93,142
   Additional paid-in capital                       271,480        211,828
   Minimum pension liability                         (9,365)        (9,365)
   Retained earnings                                166,633        211,326
                                          	    ------------   ------------
 Total stockholders' equity                         546,855        521,549
                                               ------------   ------------
  	Total liabilities and stockholders' equity   $ 1,851,916    $ 1,945,625
	                                              ------------   ------------
	                                              ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

		  Consolidated Statements of Earnings

		  ($000s omitted, except per share amounts)

		  (unaudited)

          				                             Three Months Ended            Six Months Ended
	                                         June 28,     June 29,      June 28,      June 29,
                                             1997         1996           1997         1996
                                       -----------  -----------    -----------  -----------
Net sales and other revenues:
 Net sales                             $  646,090     $ 623,870     $1,215,875   $1,213,331
 Finance revenue                           38,715        33,266         61,243       61,607
 Other revenue                             11,438        11,465         20,937       28,344
                                    	 -----------   -----------    -----------  -----------
						                                    696,243       668,601      1,298,055    1,303,282
Cost of sales and operating expenses:
 Cost of sales, including buying and
   occupancy expenses                     434,764       408,225        835,699      812,117
  Selling, general and administrative
   expenses                               264,844       246,465        505,584      481,096
		                                			 -----------   -----------    -----------  -----------
					                                     699,608       654,690      1,341,283    1,293,213
                               						 -----------   -----------    -----------  -----------
Operating income (loss)                    (3,365)       13,911        (43,228)      10,069

Interest expense                           16,152        21,195         32,522       42,701
                                      -----------   -----------    -----------  -----------

Earnings (loss) before income taxes       (19,517)       (7,284)       (75,750)     (32,632)

Income benefit                             (6,034)       (3,987)       (31,058)     (15,014)
      					                           -----------   -----------    -----------  -----------

Net earnings (loss)                   $   (13,483)  $    (3,297)    $  (44,692)   $ (17,618)
                      	               -----------   -----------    -----------  -----------
                                      -----------   -----------    -----------  -----------

Net earnings (loss) per common share  $     (0.11)  $     (0.03)    $    (0.39)   $   (0.16)
                        					         -----------   -----------    -----------  -----------
						                                -----------   -----------    -----------  -----------
Weighted average number of common
 shares outstanding                   118,106,457   107,746,760    114,184,116  107,746,629
                                     ------------   -----------    -----------  -----------
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

			 SPIEGEL, INC.

	Signature                     Title                 Date
-------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Senior Vice President        August 19, 1997
       James W. Sievers     (Chief Financial Officer)


  /s/  D. L. Skip Behm      Vice President - Controller  August 19, 1997
       D. L. Skip Behm      (Chief Accounting Officer)

