Form 10-Q
period 1997-09-27
SPIEGEL INC
filed 1997-11-12
CIK 276641

------------------------------------------------------------------------------
------------------------------------------------------------------------------

				UNITED STATES
				SECURITIES AND EXCHANGE COMMMISSION
				Washington, D.C. 20549
				FORM 10-Q
(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 27, 1997
				    or
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

				APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,660,464 shares

  Class B voting common stock, $1.00 par value
     103,483,298 shares.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

		       SPIEGEL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


   Consolidated Balance Sheets, September 27, 1997 and December 28, 1996

   Consolidated Statements of Earnings,
       Three and Nine Months Ended September 27, 1997 and September 28, 1996

   Consolidated Statements of Cash Flows,
       Nine Months Ended September 27, 1997 and September 28, 1996

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


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------------------------------------------
------------------------------------------------------------------------------

			 Consolidated Balance Sheets

			 ($000s omitted, except per share amounts)



						                                               (unaudited)
                              			         		      September, 27    December 28,
                                                    				   1997           1996
						                                             ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    29,854    $    86,917
   Receivables, net                                     357,713        485,242
   Inventories                                          610,141        502,209
   Prepaid expenses					                                103,403         84,634
   Refundable income taxes                               41,254         16,991
   Deferred income taxes                                 35,528         35,542
						                                             ------------   ------------
     Total current assets                             1,177,893      1,211,535

   Property and equipment, net                          380,979        399,910
   Intangibles, net                                     164,610        166,275
   Other assets                                         209,936        167,905
                                         						    ------------   ------------
                Total assets                        $ 1,933,418    $ 1,945,625
						                                             ------------   ------------
                                         						    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                       $    87,900    $    89,292
   Indebtedness to related parties                           --         20,000
   Accounts payable                                     194,547        270,973
   Accrued liabilities:
     Salaries and wages                                  21,373         36,636
     General taxes                                      103,752        127,170
     Allowance for returns                               22,975         41,691
     Other accrued liabilities                           89,725        109,634
   						                                          ------------   ------------
     Total current liabilities                          520,272        695,396

 Long-term debt, excluding current maturities           829,250        676,656
 Indebtedness to related parties                          5,000             --
 Deferred income taxes                                   52,040         52,024
                                         						    ------------   ------------
     Total liabilities                                1,406,562      1,424,076

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; 14,659,264 shares issued and
    outstanding at September 27, 1997 and
    14,618,404 at December 28, 1996                      14,659         14,618
   Class B voting common stock,
    $1.00 par value; authorized 104,000,000
    shares; 103,483,298 shares issued and
    outstanding at September 27, 1997 and
    93,141,654 at December 28, 1996                     103,483         93,142
   Additional paid-in capital                           271,641        211,828
   Minimum pension liability                             (9,365)        (9,365)
   Retained earnings                                    146,438        211,326
                                         						    ------------   ------------
 Total stockholders' equity                             526,856        521,549
						                                             ------------   ------------
   Total liabilities and stockholders' equity  	    $ 1,933,418    $ 1,945,625
						                                             ------------   ------------
						                                             ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

		  Consolidated Statements of Earnings

		  ($000s omitted, except per share amounts)

		  (unaudited)

                                       					 	   Three Months Ended           Nine Months Ended
					                                        September 27, September 28,  September 27, September 28,
						                                               1997          1996           1997          1996
					                                         -----------   -----------    -----------   -----------
Net sales and other revenues:
 Net sales                                     $  591,694     $ 584,075     $1,807,569    $1,797,406
 Finance revenue                                   46,368        26,826        107,611        88,433
 Other revenue                                      8,901        10,015         29,838        38,359
				                                           ----------   -----------    -----------   -----------
			   	                                           646,963       620,916      1,945,018     1,924,198
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                             416,750       403,038      1,252,449     1,215,155
  Selling, general and administrative
   expenses                                       240,607       225,678        746,191       706,774
					                                         	----------   -----------    -----------   -----------
						                                            657,357       628,716      1,998,640     1,921,929
						                                         ----------   -----------    -----------   -----------
Operating income (loss)                           (10,394)       (7,800)       (53,622)        2,269

Interest expense                                   16,852        21,006         49,374        63,707
                                         						----------   -----------    -----------   -----------

Earnings (loss) before income taxes               (27,246)      (28,806)      (102,996)      (61,438)

Income tax benefit                                 (7,051)      (13,248)       (38,109)      (28,262)
                                         						----------   -----------    -----------   -----------

Net earnings (loss)                             $ (20,195)   $  (15,558)    $  (64,887)   $  (33,176)
                                           				----------   -----------    -----------   -----------
                                               ----------   -----------    -----------   -----------

Net earnings (loss) per common share            $   (0.17)   $    (0.14)    $    (0.56)   $    (0.31)
					                                         	----------   -----------    -----------   -----------
					                                         	----------   -----------    -----------   -----------
Weighted average number of common
 shares outstanding                           118,112,697   107,752,989    115,493,643   107,748,749
					                                         -----------   -----------    -----------   -----------
					                                         -----------   -----------    -----------   -----------


[FN]
See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

		    Consolidated Statements of Cash Flows

		    ($000s omitted)

		    (unaudited)

                                             					    		    Nine Months Ended
						                                                 September 27,   September 28,
							                                                        1997            1996
						                                                 ------------    ------------
Cash flows from operating activities:
  Net earnings (loss)                                     $ (64,887)    $   (33,176)
    Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities:
    Depreciation and amortization                            62,178          65,135
    Gain on sale of receivables                             (42,358)    	        --
    Change in assets and liabilities:
      Increase (decrease) in sold customer receivables     (209,957)        138,730
      Decrease in receivables, net                          337,487         169,733
      Increase in inventories                              (107,932)        (61,245)
      (Increase) decrease in prepaid expenses               (18,770)          6,477
      Decrease in accounts payable                          (76,425)        (62,091)
      Decrease in accrued liabilities                       (77,308)        (57,071)
      Decrease in income taxes                              (24,232)         (3,258)
                                                        -----------     ------------
      Total adjustments                                    (157,317)        196,410
                                                        -----------     ------------
Net cash provided by (used in) operating activities        (222,204)        163,234
                                          					         -----------     ------------

Cash flows from investing activities:
 Net additions to property and equipment                    (25,911)        (26,140)
 Net additions to other assets                              (15,343)        (23,741)
                                          					        ------------     -----------
  Net cash used in investing activities                     (41,254)        (49,881)
						                                                 ------------     -----------

Cash flows from financing activities:
 Issuance of debt                                           225,500         306,250
 Payment of debt                                            (89,298)       (431,654)
 Issuance of Class B common stock                            69,972              --
 Exercise of stock options                                      222              61
                                         						        ------------    ------------

  Net cash provided by (used in) financing activities       206,396        (125,343)
                                         						        ------------    ------------

Net change in cash and cash equivalents                     (57,063)        (11,990)
Cash and cash equivalents at beginning of year               86,917          42,302
                                         						        ------------    ------------
Cash and cash equivalents at end of period              $    29,854     $    30,312
						                                                 ------------    ------------
  						                                               ------------    ------------

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                              $    46,550     $    60,982
  Income taxes                                          $     9,062     $     2,960
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

-------------------------------------------------------------------------
-------------------------------------------------------------------------

Spiegel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($000s omitted, except per share amounts)
(unaudited)

(1)  Basis of Presentation
   The consolidated financial statements at September 27, 1997 are unaudited and have been prepared from the books and records of the registrant in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.
   All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected.
   These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the registrant's most recent Annual Report on Form 10-K, which includes financial statements for the year ended December 28, 1996. Due to the seasonality of the registrant's business, the results for interim periods are not necessarily indicative of the results for the year.

(2)  Reclassifications
   Certain prior period amounts have been reclassified to conform to the current presentation.

(3)  Indebtedness to related parties
   In the second quarter of 1997, the Company made the final $20,000 principal payment on the loan from the Company's majority shareholder, Spiegel Holdings, Inc., which existed as of December 28, 1996. As of September 27, 1997, the total indebtedness to related parties was $5,000, representing the remaining balance on a loan received in the first quarter of 1997 from 3 Suisses BVG (a wholly owned subsidiary of Otto Versand). This loan bears interest at a variable rate based on LIBOR plus a margin and is due in its entirety in August, 1999.

(4)  Issuance of Class B common stock
   On March 7, 1997, the Company issued 10,341,644 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,972 are being used primarily to fund working capital and investing needs, including the continued expansion of Eddie Bauer.

(5)  Gains on sale of customer receivables
   In 1997, the Company implemented Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Due to the revolving nature of sales of customer receivables held by trusts, a pretax gain of $22,686 was recognized under the provisions of this new accounting standard in the third quarter. Pretax gains of $42,358 pursuant to SFAS No. 125 have been recognized to date in 1997. These gains are recorded as Finance Revenue in the Consolidated Statements of Earnings.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

(000's omitted, except per share amounts)

Results of Operations:

Three Months Ended September 27, 1997 As Compared To Three Months Ended September 28, 1996

Net sales for the three months ended September 27, 1997, increased 1.3% to $591,694 compared to $584,075 for the three months ended September 28, 1996. Sales increases from Eddie Bauer's retail and catalog divisions were significantly offset by sales decreases at Spiegel Catalog. Retail sales at Eddie Bauer increased 9.1% over last year, driven by an increase in the number of stores compared to last year. Comparable store sales declined 2% for the quarter. Total Company catalog sales declined 2.6% for the period as the growth of Eddie Bauer's catalog operations and the favorable performance of the Company's Newport News division was more than offset by lower Spiegel Catalog sales. Spiegel Catalog continues to be affected by lower productivity and response rates experienced in catalog mailings as well as a smaller active customer file.

Finance revenue for the third quarter of 1997 increased to $46,368 from $26,826 a year earlier. Revenues were favorably affected by a pretax gain of $22,686 on the sale of customer receivables recognized pursuant to SFAS No. 125. This gain was offset somewhat by lower finance revenues generated as a result of a significantly lower average level of owned customer receivables. The lower level of owned customer receivables was driven by decreases in sales on the Company's proprietary credit card, particularly at Spiegel Catalog.

The gross profit margin on net sales decreased to 29.6% for the three months ended September 27, 1997 from 31.0% for the comparable 1996 period. This margin decrease is primarily due to a higher level of markdowns taken by Spiegel Catalog to manage inventory risk and liquidate merchandise that is not in line with the company's new targeted merchandise direction. Additionally, Eddie Bauer is experiencing some margin rate pressures due to somewhat higher levels of promotional activity.

Selling, general and administrative expenses as a percentage of total revenues for the three months ended September 27, 1997 and September 28, 1996 were 37.2% and 36.3%, respectively. Factors contributing to the increase included less leverage of fixed expenses, primarily at Spiegel Catalog, as a result of lower productivity from catalog offerings. In addition, the 1996 ratio was favorably impacted by the reversal of $6,300 of provision for doubtful accounts related to the sale of customer receivables.

Interest expense for the three months ended September 27, 1997 decreased 19.8% to $16,852 compared to $21,006 for the three months ended September 28, 1996. This decrease was due to reduced average debt levels resulting from a lower level of owned customer receivables and from the $69,972 net proceeds from the issuance of Class B voting stock in March 1997.

During the third quarter of 1997, the Company revised its estimated annual effective income tax rate from 41% to 37%. Accordingly, third quarter results reflect the effect of this change in the estimated income tax benefit, resulting in a quarterly effective income tax benefit rate of 25.9%. This compares unfavorably to the 46% income tax benefit rate utilized during the same period last year.


Nine Months Ended September 27, 1997 As Compared To Nine Months Ended September 28, 1996

Net sales for the nine months ended September 27, 1997 and September 28, 1996 were $1,807,569 and $1,797,406, respectively. Eddie Bauer's retail sales increased 10.5% over last year, with a comparable store sales increase of 1%. Total Company catalog sales were lower than last year by 4.0%. This decrease was driven by Spiegel Catalog as it continues to be affected by the lower productivity of catalog mailings as well as by the tightened credit policies on the Company's proprietary credit card. Spiegel Catalog continues its effort to strengthen its performance through its restructuring, which will create more focused, targeted catalog offerings designed to improve sales. Somewhat offsetting the catalog sales decline experienced by Spiegel Catalog were catalog sales improvements at Eddie Bauer and Newport News.

Finance revenue for the nine month period ended September 27, 1997 was $107,611 compared to $88,433 for the same period in 1996. A pretax gain of $42,358 on the sale of customer receivables was recognized during the 1997 period under the provisions of SFAS No. 125. Offsetting this gain was a decrease in finance revenues resulting from a significantly lower level of average owned receivables compared to 1996 due to sales of customer receivables, as well as decreases in sales on the Company's proprietary credit card. Other revenue was $29,838 and $38,359 for the nine month periods ended September 27, 1997 and September 28, 1996, respectively. This decrease was due primarily to the sale of the Company's technology consulting subsidiary at the end of the first quarter of 1996. Also contributing to the variance were declines in sales-volume driven other revenue categories at Spiegel Catalog as a result of lower catalog productivity.

The gross profit margin on net sales decreased to 30.7% for the nine months ended September 27, 1997 from 32.4% for the comparable 1996 period. This margin decrease is primarily due to a higher level of markdowns taken by Spiegel Catalog to manage inventory risk and liquidate merchandise that is not in line with the company's new targeted merchandise direction.

Selling, general and administrative expenses as a percentage of total revenues for the nine months ended September 27, 1997 and September 28, 1996 were 38.4% and 36.7%, respectively. This increase reflects approximately $10,000 in expenses associated with the restructuring activities of Spiegel Catalog, which included reserves for the closing of certain facilities and a work force reduction of approximately 125 Spiegel Catalog associates. Other factors contributing to the increase included less leverage of selling, general and administrative expenses, especially advertising expense, at Spiegel Catalog as a result of lower productivity from catalog offerings. The 1996 ratio was favorably impacted by the gain of approximately $8,000 realized on the sale of the Company's information technology subsidiary, as well as the favorable impact of an $8,000 reversal of the provision for doubtful accounts on customer receivables sold in 1996.

Spiegel Catalog continues to pursue cost saving measures. In October 1997, subsequent to the end of the third quarter, the Company announced its intention to close two sales centers in late December 1997 to reduce fixed costs by eliminating excess sales center capacity. Charges for this action will be included in fourth quarter results and are currently estimated to be between $6,000 and $8,000.

Interest expense for the nine months ended September 27, 1997 decreased 22.5% to $49,374 compared to $63,707 for the nine months ended September 28, 1996. This decrease was due to reduced average debt levels resulting from a lower level of owned customer receivables and from the $69,972 net proceeds from the issuance of Class B voting stock in March 1997.

The annual effective income tax rate is currently estimated at 37% compared to 46% recorded for the nine months ended September 28, 1996. The Company assesses its effective tax rate on a continual basis. Different earnings levels in the Company's individual business units can have a profound impact on the consolidated rate.


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

Liquidity and Capital Resources:

The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer accounts receivable, and the issuance of debt and common stock. Total customer receivables sold were $1,253,773 at September 27, 1997, $1,463,730 at December 28, 1996 and
$1,318,730 at September 28, 1996.

Net cash used by operating activities was $222,204 for the nine month period ended September 27, 1997 compared to net cash provided by operations of $163,234 for the nine month period ended September 28, 1996. All categories contributed to the net $385,438 increase in cash used for operations over the comparable period last year, most notably accounts receivable and inventories. Net cash provided by receivables was lower by $180,933 in the 1997 period, as cash flow provided by decreases in accounts receivable was more than offset by decreases in sold customer receivables. The net $46,687 increase in cash used for inventories over last year represents the increase in inventories at Eddie Bauer to support its growth. Eddie Bauer has opened 38 additional retail stores since December 28, 1996 compared to 17 stores opened in the comparable period last year.

Net additions to property and equipment for the nine months ended September 27, 1997 and September 28, 1996 were $25,912 and $26,140, respectively. The capital spending in 1997 and 1996 is primarily related to continued Eddie
Bauer retail store expansion.

On March 7, 1997, the Company issued 10,341,644 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,972 are being used primarily to fund working capital and investing needs, including continued expansion of Eddie Bauer.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, sales of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. The Company will adopt the new standard, as required, in the fourth quarter of 1997. For the three and nine months ended September 27, 1997, SFAS No. 128 would not have had an impact on the Company's loss per share calculation.

SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements. The Company plans to adopt the new standard, as required, in fiscal year 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for the way public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any. The Company plans to adopt SFAS No. 131 in fiscal year 1998.


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





-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b).  Reports on Form 8-K
   On June 26, 1997, the Company filed a report on Form 8-K announcing the early retirement of John J. Shea, Vice Chairman, President and
   CEO, from the Company and the Board of Directors effective
   July 3, 1997. It further announced the formation of the Office of the President consisting of Harold S. Dahlstrand, Senior Vice President, Human Resources; Michael R. Moran, Senior Vice President and General Counsel; and James W. Sievers, Senior Vice President and Chief Financial Officer.

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

			 SPIEGEL, INC.

	Signature                     Title                 Date
-------------------------   ------------------------   ----------------

   /s/ James W. Sievers     Executive Vice President     November 12, 1997
       James W. Sievers     (Chief Financial Officer)


  /s/  D. L. Skip Behm      Vice President - Controller  November 12, 1997
       D. L. Skip Behm      (Chief Accounting Officer)

