Form 10-K405
period 1998-01-03
SPIEGEL INC
filed 1998-04-03
CIK 276641

                                    CONFORMED COPY

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ....................JANUARY 3, 1998
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..................... to ......................
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

The number of the shares of Registrant's Class A Non-Voting Common Stock and Class B Voting Common Stock outstanding on March 26, 1998 was 14,683,964 and 117,009,869, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                        PART I

ITEM 1.  BUSINESS

A.  GENERAL DEVELOPMENT OF BUSINESS

Spiegel, Inc., a Delaware corporation, was incorporated in 1965. Spiegel, Inc. and its subsidiaries are sometimes referred to collectively in this Form 10-K as the "Company" or "Spiegel." The Company and its predecessors date from 1865. Since 1905, the Company has operated as a catalog merchandiser. In 1982, the Company was purchased by Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership that is one of the largest catalog merchandisers in the world, selling its products in Europe and Asia. In 1984, all of the capital stock of the Company was transferred to the partners of Otto Versand or their designees resulting in common ownership for Spiegel and Otto Versand. In this transaction, 65% of the capital stock of the Company was transferred to Spiegel Holdings, Ltd., an Illinois limited partnership, whose general partner was Dr. Werner Otto. Since 1984, additional shares of the Company's capital stock have been acquired by Spiegel Holdings, Ltd. and its successor. In 1986, Spiegel Holdings, Ltd. was converted to Spiegel Holdings, Inc., a Delaware corporation ("SHI"). Prior to the Company's 1987 initial public offering of Class A non-voting common stock, all of Spiegel's existing capital stock was converted into Class B voting common stock. SHI holds 99.9% of the Company's Class B voting common stock, affording SHI control of the Company.

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

In 1997, the Company incorporated its Spiegel Catalog division as a separate subsidiary parallel to Eddie Bauer and Newport News. This was done to provide for greater clarity between the Spiegel brand name and the corporate entity.

C.  NARRATIVE DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS, SERVICES, AND REVENUE SOURCES. The Company has two principal merchandise categories: apparel and household furnishings and other merchandise. The components of net sales by merchandise category for the last three years were:


                                1997         1996        1995
                                -----        -----      ------
     Apparel                     79%          74%         72%
     Household furnishings
       and other merchandise     21           26          28
                                ----         ----        ----
                                100%         100%        100%
                                ----         ----        ----



The Company's household furnishings range from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs. The other merchandise category includes items such as fitness and personal care equipment, toys, cameras and luggage.

The following is a discussion of the major operations of the Company: Eddie Bauer, Spiegel Catalog, Newport News and FCNB: ($000s omitted on sales data)

     EDDIE BAUER

     Eddie Bauer is a leading specialty retailer serving the casual lifestyle needs of men and women through the sale of high quality private-label apparel, home furnishings and accessories. Eddie Bauer presents its retail concepts through multiple distribution channels, including 508 stores, catalogs and electronic media. Total net sales were $1,750,991 and $1,567,750 for the years ended January 3, 1998 and December 28, 1996, respectively. Nearly 75% of total net sales for Eddie Bauer are retail and outlet sales. A key strategy for Eddie Bauer is to leverage synergies between its retail and catalog channels of distribution, maximizing opportunities for cross-promotion. This strategy includes referring retail customers to catalog stations within stores for additional merchandise and size options; utilizing the catalog customer database to help identify potential store locations; using catalog space to advertise the retail concept; and utilizing retail store mailing lists to help build the catalog file. Eddie Bauer's principal retailing concept is its trademark Eddie Bauer Sportswear stores and catalogs, which feature casual apparel and accessories. Eddie Bauer also has other specialty retail concepts that serve targeted niches through retail stores and catalogs, including Eddie Bauer HOME, which offers casual home furnishings and decorative accessories; A|K|A EDDIE BAUER, featuring dress sportswear, footwear and accessories for men and women; and EBTEK, a store-within-a-store concept which provides a line of performance active wear.

     In September 1993, Eddie Bauer entered into a joint-venture arrangement with Otto-Sumisho, Inc. to sell its full line of Eddie Bauer sportswear products through retail stores and catalogs in Japan. There are currently 28 such stores. During 1995, Eddie Bauer entered into an agreement with Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) to form a joint venture to sell Eddie Bauer products through retail stores and catalogs in Germany. There are currently seven such stores. In 1996, Eddie Bauer entered into a joint-venture agreement with Gratten plc (a subsidiary of Otto Versand) to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. There are currently two such stores. Eddie Bauer has also capitalized on selected licensing opportunities, including a current arrangement with Ford Motor Company, which uses the Eddie Bauer name and logo on special series Ford vehicles, as well as arrangements with The Lane Company, a furniture manufacturer, Signature Eyewear, Inc. and Seattle's Best Coffee that commenced in 1997.

          EDDIE BAUER RETAIL DIVISION

          Eddie Bauer operates 463 retail and 45 outlet stores. There are 469 stores in the United States and 39 stores in Canada. At January 3, 1998, 34 of these stores were Eddie Bauer HOME Collection and 26 were A|K|A EDDIE BAUER stores. A typical Eddie Bauer store is approximately 6,600 gross square feet, and average net sales per gross square foot for the retail and outlet stores combined was $409 and $414 in 1997 and 1996, respectively. The retail stores are usually located in an upscale regional mall or a high traffic metropolitan location, because the company believes that convenience is a primary consideration for its target customers. Most of Eddie Bauer's current retail stores are located in large metropolitan markets. Eddie Bauer has also begun to open stores in certain smaller markets where it believes a concentration of its target customers exists. Eddie Bauer believes that these markets have the potential to contribute store profit margins comparable to the existing store base. Eddie Bauer outlet stores, which offer overstock and end-of-season merchandise, are located predominantly in outlet malls and strip centers and generally in areas not served by its core specialty retail stores.

          Growth in the retail division has been due principally to new store openings. Net store openings in 1997 and 1996, respectively, were 65 and 32. In 1998, the Company is planning a net of approximately 50 new store openings for Eddie Bauer. The average cost of opening a typical new Eddie Bauer store in 1997, including inventory, furniture and fixtures, pre-opening expenses and net leasehold improvements, was approximately $625,000. Eddie Bauer's ability to open and operate new stores profitably is dependent on the availability of suitable store locations, the negotiation of acceptable lease terms, Eddie Bauer's financial resources and its ability to control the operational aspects and personnel requirements of its growth.

          EDDIE BAUER CATALOG DIVISION

          The Eddie Bauer catalog division distributed over 105 million catalogs in 1997 and at January 3, 1998 had approximately 3.4 million active customers (customers who have purchased within the last 18 months.)
          As a corollary to its retail operations, Eddie Bauer catalog concepts include its trademark Eddie Bauer Sportswear catalog, Eddie Bauer HOME and A|K|A EDDIE BAUER, as well as its largest catalog, Eddie Bauer Resource, combining all of its specialty concepts in a single catalog, including EBTEK. Eddie Bauer also actively pursues new customers within its target market through initiatives including list rentals and utilizing names of its retail store customers.

     SPIEGEL CATALOG

     Spiegel Catalog offers apparel, household furnishings and other merchandise through its various catalogs and, to a lesser extent, Ultimate Outlet retail stores. Spiegel Catalog net sales were $769,225 and $990,761 for the years ended January 3, 1998 and December 28, 1996, respectively. Sales through catalog offerings comprise approximately 85% of the total net sales. Spiegel Catalog is one of the largest catalog companies in the United States and in 1997 distributed over 154 million catalogs throughout the country. At January 3, 1998, Spiegel Catalog's customer base included
     4.4 million active customers (customers who have purchased within the last 18 months).

     Spiegel Catalog's apparel merchandise, which represented 52% of its sales in 1997, includes private-label and branded merchandise. Private-label merchandise is developed by its in-house product design teams based on emerging fashion trends and customer research. Spiegel Catalog's household furnishings and other merchandise, which represented 48% of its sales in 1997, are a mixture of private-label and branded merchandise ranging from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs.

     In 1997, Spiegel Catalog redefined itself in order to reconnect with its target customer, the working woman. It adopted a new positioning as "the lifestyle resource for the working woman," dedicated to creating a collection of businesses that focus on function and design to serve the living needs and taste preferences of a busy, demanding customer. To support this new positioning, Spiegel Catalog reorganized itself into strategic business units, including Portfolio, "OnView" and "elements exclusively Spiegel", each focused on satisfying the lifestyle needs of customers who have different style preferences as identified through extensive research. This new structure enables Spiegel Catalog to understand its customer better and respond to her changing needs more effectively. Catalogs include the trademark semiannual Big Book, the primary vehicle for Portfolio's branded and private-label product, as well as specialty catalogs specific to "OnView" and "elements exclusively Spiegel" which emphasize private-label offerings.

     NEWPORT NEWS

     Newport News, acquired by the Company in August 1993, is a specialty catalog company whose catalogs offer fashionable, moderately priced women's apparel as well as home textiles. Newport News' net sales were $315,081 for the year ended January 3, 1998, as compared to $292,044 for the year ended December 28, 1996. In 1997, Newport News mailed 169 million catalogs to active and prospective customers. Newport News had a customer base of
     3.9 million active customers (customers who have purchased within the last 18 months) at January 3, 1998.

     FCNB

     In an effort to build brand loyalty and to provide additional convenience for its customers, the Company offers a credit program for qualifying catalog and retail customers in the form of its FCNB Preferred Charge card. The card is imprinted with a Spiegel, Eddie Bauer or Newport News logo depending on the source of the original application for credit. This card allows a customer to purchase products from any Company affiliate, regardless of the imprint on the card. FCNB is the issuer of the Preferred Charge card. The accounts are serviced through FCNB's headquarters located in Beaverton, Oregon. FCNB also issues MasterCard credit cards, including the co-branded Spiegel MasterCard and the Eddie Bauer MasterCard.

     At January 3, 1998, customer receivables serviced were approximately $1,684,000, of which 83% were Preferred Charge receivables and 17% were FCNB MasterCard receivables. Approximately 35% of the Company's 1997 total net sales were made on the FCNB Preferred Charge card including approximately 64% of Spiegel Catalog net sales, 20% of Eddie Bauer's net sales, and 45% of Newport News' net sales. The lower percentage of Eddie Bauer sales made on the Preferred Charge card is attributable primarily to the relatively higher percentage of retail store sales at Eddie Bauer. Catalog sales generally have a higher percentage of sales made on credit compared to retail store sales.

     Deterioration in the credit market, increases in account charge-offs and interest rate fluctuations all represent risks to the profitability of the Company's credit operations.

PRODUCT DEVELOPMENT AND SOURCING

The Company's product development and sourcing teams are a significant element of its private-label merchandise strategy. The Company selects manufacturers based on their ability to produce high quality product on a cost-effective basis. The Company's product design teams select and source fabrics to be delivered to manufacturers along with product patterns, specifications and templates used for cutting fabric and other pre-production work. Prototype samples are submitted to the Company for final production approval to ensure manufacturer compliance with specifications.


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

MERCHANDISE

The Company sells domestically produced and imported merchandise, which it purchases in the open market from approximately 4,100 suppliers, none of which supplied as much as 5% of the merchandise purchased during 1997. A significant amount of the dollar value of merchandise purchased by the Company is imported directly from the Far East and Europe. Consequently, the Company is subject to the risks generally associated with conducting business abroad. The Company's business could be affected by economic events or political instability that might affect imports, including duties, quotas and work stoppages. To date, these factors have not caused any material disruption of the Company's operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could over time increase the cost to the Company of merchandise purchased in foreign countries, which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above; however, the Company believes this risk exists for many other retailers.

LICENSES AND TRADEMARKS

The Company utilizes its own trademarks and tradenames including "Spiegel", "Eddie Bauer", "A|K|A EDDIE BAUER", "Eddie Bauer HOME", "EBTEK" and "Newport News." The Company is also licensed to sell goods under the "Together!" and "Apart" labels. With the exception of the names "Spiegel", "Eddie Bauer", "A|K|A EDDIE BAUER", "Eddie Bauer HOME", "EBTEK", "Newport News", "Together!" and "Apart", the Company believes that loss or abandonment of any particular trademark would have no significant effect on its business.

SEASONALITY OF BUSINESS

The Company, like other retailers, has experienced and expects to continue to experience seasonal fluctuations in its merchandise sales and net earnings. Historically, a disproportionate amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. If the Company's sales were materially different from seasonal norms during the fourth quarter, the Company's annual operating results could be materially affected. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

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

EMPLOYEES

During 1997, the Company employed between approximately 13,000 and 16,900 full-time equivalent employees, depending on the time of year, reflecting the seasonality of the Company's business and the variations in its workforce during the year. At February 28, 1998, the Company employed approximately 12,400 full-time equivalent employees.

Spiegel is a party to two collective bargaining agreements with the Warehouse, Mail Order, Office, Technical and Professional Employees Union, Local 743, affiliated with the International Brotherhood of Teamsters, Chauffers, Warehousemen and Helpers of America ("Local 743"). Local 743 represents approximately 180 full-time headquarters employees under an agreement that expires on February 28, 1999. Approximately 60 full-time equivalent Chicago area Spiegel Catalog outlet store employees are covered by a separate agreement with Local 743 which expires on May 31, 2000.

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

The Company's Groveport, Ohio catalog fulfillment and distribution facility, which was constructed on land owned by the Company, was completed in 1994 and consolidates the majority of catalog fulfillment and distribution functions of Spiegel Catalog and Eddie Bauer. In 1995, the Company purchased a four million square-foot facility in Columbus, Ohio, which replaced its previous retail distribution facilities and performs certain catalog distribution functions. An additional retail distribution facility is leased in Toronto, Canada to support the Eddie Bauer retail stores located in Canada.

Eddie Bauer occupies office space in nine buildings located in and around Redmond, Washington, two of which are owned and seven of which are under lease.

Spiegel leases a customer order center in Wichita, Kansas and a customer service facility in Rapid City, South Dakota. The Company owns its Westmont, Illinois corporate data center.

Newport News leases office space in New York, New York. Its order taking, customer service and administrative functions are performed in a leased facility in Hampton, Virginia. Its distribution function is performed in an owned facility in Newport News, Virginia. Newport News also owns approximately 62 acres of vacant land in Hampton, Virginia adjacent to its distribution facility. At present, there are no plans to either expand upon or dispose of this vacant land.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

The Class A Non-Voting Common Stock is traded on NASDAQ's National Market System. The ticker symbol is SPGLA. Daily trading information is listed in the stock tables carried by major newspapers as "SPIEGEL." See Item 8 "Selected Quarterly Financial Data" for information on the high and low sales prices of the Class A Non-Voting Common Stock.

On March 26, 1998, the closing market price of the Class A Non-Voting Common Stock, as quoted on the NASDAQ National Market System, was $5 11/16 per share.

B.  HOLDERS

There were approximately 10,000 Class A Non-Voting Common Stockholders as of March 26, 1998. The Company believes that certain of the outstanding shares of Class A Non-Voting Common Stock are held by nominees for an unknown number of beneficial stockholders.

The Class B Voting Common Stock of the Company is privately held and is not publicly traded. As of the date hereof, there were two Class B Voting Common Stockholders.

C.  DIVIDENDS

In December 1995, the Company discontinued payment of all cash dividends. Certain restrictions on dividend payments exist under the Company's debt covenants based on financial results. The Company will evaluate its dividend policy on an ongoing basis. No cash dividends were paid in the years ended January 3, 1998 and December 28, 1996.

ITEM 6.  FIVE-YEAR SELECTED FINANCIAL DATA
($000s omitted, except per share amounts)



                                           1997           1996           1995           1994         1993 (2)
                                       ------------    -----------    -----------    ----------    ------------
EARNINGS DATA
Net sales and
  other revenues                       $ 3,056,834     $3,014,620     $3,184,184     $3,015,985     $2,596,147
Earnings (loss) before
  income taxes (1)                         (49,406)       (21,276)       (15,807)        47,246         87,363
Net earnings
  (loss)                               $   (33,021)    $  (13,389)    $   (9,481)    $   25,100     $   48,705
Net earnings (loss) per
  common share (3)
  Basic                                $      (.28)    $     (.12)    $     (.09)    $      .23     $      .47
  Diluted                              $      (.28)    $     (.12)    $     (.09)    $      .23     $      .46
Cash dividends per
  common share                         $         -     $        -     $      .20     $      .20     $      .20

BALANCE SHEET AND CASH FLOW DATA
Current assets                         $ 1,244,823     $1,231,535     $1,559,909     $1,928,172     $1,606,158
Total assets                             1,949,554      1,945,625      2,273,982      2,560,287      2,210,591
Current liabilities                        634,729        695,396        666,448        628,346        627,247
Long-term debt,
 excluding
 current maturities                        713,750        676,656      1,014,692      1,300,364        971,683
Stockholders' equity                   $   568,093     $  521,549     $  535,573     $  579,217     $  567,485
Net additions to
 property and equipment                $    55,047     $   45,698     $  131,229     $   84,191     $  104,489
Depreciation and
 amortization                          $    88,062     $   95,278     $   79,047     $   60,555     $   45,766




(1) Earnings before income taxes for 1993 included a $39,000 charge recorded in the third quarter to reflect the estimated impact of closing certain of the Company's existing catalog distribution facilities.

(2) In August 1993, the Company purchased substantially all of the assets of Newport News, Inc. for approximately $40 million. The operating results and balance sheet data for Newport News are consolidated with the Company's from the purchase date forward.

(3) Net earnings per common share has been restated in accordance with SFAS No. 128, "Earnings per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($000s omitted)


RESULTS OF OPERATIONS

1997 COMPARED WITH 1996
Net sales for the year ended January 3, 1998 were $2,835,297 compared to $2,850,555 for the year ended December 28, 1996. Retail sales of $1,352,564 increased 10% and represent 48% of total net sales compared to 43% in 1996. This increase was driven by Eddie Bauer, where retail sales increased 10% over last year due to a higher number of stores open in 1997. Eddie Bauer ended the year with 508 stores compared to 443 at year end 1996. Comparable store sales declined 3% from 1996 levels resulting primarily from weakness in fall season sales due to lower than expected demand for cold-weather-related products. Total Company catalog sales of $1,482,733 declined 8% from the previous year. The decrease was driven by a 24% decline in Spiegel Catalog's sales, which were affected by lower catalog productivity and reduced circulation, as well as by the continued effect of tightened credit policies on the Company's proprietary credit card. Catalog circulation at Spiegel Catalog was reduced by more than 20% compared to 1996, with further circulation reductions planned for 1998. Spiegel Catalog repositioned its operations in 1997 into strategic business units to create more focused, targeted catalog offerings and improve operating performance. Somewhat offsetting the Spiegel Catalog decline were catalog sales improvements at Newport News and the continued growth of Eddie Bauer's catalog operations.

For the year ended January 3, 1998, finance revenue was $178,293 compared to $111,274 for the year ended December 28, 1996. This increase was due to an incremental pretax gain of $75,141 on the sale of customer receivables recognized pursuant to SFAS No. 125. Finance revenue excluding the gain declined compared to 1996 due to a significantly lower level of average owned receivables, driven in part by an increase in the average level of sold customer receivables, as well as decreases in sales on the Company's proprietary credit card. Other revenue, which includes such items as handling charge income and royalty income, was $43,244 and $52,791 for the years ended January 3, 1998 and December 28, 1996, respectively. This decrease was due in part to the sale of the Company's information and technology subsidiary in the first quarter of 1996, as well as declines in other revenue categories at Spiegel Catalog which were driven by the lower catalog productivity.

The gross profit margin on net sales was 31.5% for the year ended January 3, 1998 compared to 34.1% for the year ended December 28, 1996. The decline in margin rate from 1996 was driven by Spiegel Catalog, which experienced a higher level of markdowns as part of its continuing efforts to reposition its merchandise assortment and eliminate products that do not fit within the company's new merchandising plans. Through its repositioning, Spiegel Catalog will strengthen its private-label offerings and develop a more profitable product mix aimed at improving margins. Eddie Bauer contributed to the decline in gross margin as well with increased promotional activity in the fall season due largely to lower than expected demand for cold-weather-related products. The Company effectively managed inventory risk, ending the year with $508,756 of inventory, only 1% over the 1996 year-end level despite below-plan sales and the addition of 65 Eddie Bauer retail stores.

Selling, general and administrative expenses as a percentage of total revenues were 35.9% and 35.7% for the years ended January 3, 1998 and December 28, 1996, respectively. Spiegel Catalog experienced a higher expense ratio in 1997, as a result of lower productivity from catalog offerings as well as approximately $16 million in expenses associated with repositioning and restructuring activities. These activities included a 15% reduction in the Spiegel Catalog headquarter's work force, the closing of two telephone sales centers, and the consolidation of certain operational units into the corporate headquarters. The negative impact Spiegel Catalog had on the ratio was offset by greater expense leverage from Newport News and Eddie Bauer. Newport News generated a significant improvement in catalog productivity, while Eddie Bauer realized better expense leverage in total.
In addition, the ratio benefited from lower charge-offs realized in the Company's credit division and an incremental pretax gain of $75,141 on the sale of customer receivables recognized in 1997 pursuant to SFAS No. 125. By comparison, the 1996 ratio was favorably impacted by the reversal of approximately $24 million of the provision for doubtful accounts on sold customer receivables, as well as the gain of approximately $8 million realized on the sale of the Company's information technology subsidiary in the first quarter.

Interest expense was $68,098 and $82,677 for the years ended January 3, 1998 and December 28, 1996, respectively. This decrease was due primarily to lower average debt levels partially offset by a slightly higher effective interest rate compared to 1996. Average debt in 1997 was $877,698, compared to $1,089,056 in 1996. The decrease in average debt resulted from a lower level of owned customer receivables, as well as the $69,972 net proceeds from the issuance of Class B voting stock in March 1997.

The effective tax rate was 33.2% for the year ended January 3, 1998 compared to 37.1% for the same period last year. The Company assesses its effective tax rate on a continual basis. Different earnings levels in the Company's individual business units had a profound impact on the consolidated state rate.

1996 COMPARED WITH 1995
For the years ended December 28, 1996 and December 30, 1995, net sales were $2,850,555 and $2,886,225, respectively. Retail sales comprised 43% and 40% of total net sales for the Company for the years 1996 and 1995, respectively. Eddie Bauer's retail store sales in 1996 were 9% higher than in 1995, primarily as a result of an increase in the average number of stores. Comparable store sales in 1996 were flat, due primarily to the effects of reductions in certain merchandise lines and less promotional activity. For the year ended December 28, 1996, total Company catalog sales comprised 57% of total net sales and were 6% lower than the catalog sales for the year ended December 30, 1995. This decrease was the result of planned catalog circulation reductions made to reduce the impact of previous paper price increases. Additionally, tighter credit policies and lower productivity rates on certain catalog media at Spiegel Catalog contributed to the decline.

Finance revenue for the year ended December 28, 1996 was $111,274 compared to $226,941 for the same period of 1995. This decline was mainly the result of significantly lower average owned receivables due to sales of customer receivables. Other revenue was $52,791 and $71,018 for the years ended December 28, 1996 and December 30, 1995, respectively. Other revenue includes such items as handling charge income and consulting revenue from the Company's information technology subsidiary. The decrease in other revenue was primarily attributable to a decline in consulting revenue due to the sale of the Company's information technology subsidiary in the first quarter of 1996.

The gross profit margin on net sales increased to 34.1% from 32.9% for the years ended December 28, 1996 and December 30, 1995, respectively. Significant margin improvement occurred at Eddie Bauer as a result of substantially less clearance and promotional markdown activity in the 1996 period compared to the 1995 period. Slightly offsetting this increase, Spiegel Catalog experienced lower margins in 1996 due to incremental markdowns, especially in the fourth quarter, that were taken to liquidate merchandise that no longer fit the targeted style assortment planned for the future. Improved inventory management was a focus for the Company overall. The total inventory balance was down 12%
at December 28, 1996 compared to December 30, 1995 despite the addition of 32 Eddie Bauer stores.

Selling, general and administrative expenses as a percentage of total revenues were 35.7% and 36.4% for the years ended December 28, 1996 and December 30, 1995, respectively. The Company continued to pursue cost saving measures in all areas of its businesses in 1996. The lower selling, general and administrative expense ratio reflected reductions in several operating units' expenses as well as efficiencies being realized from the Company's fulfillment and distribution facilities. Additionally, activities in the Company's credit business helped improve the selling, general and administrative expense ratio. In general, the Company's credit business has a higher selling, general and administrative expense ratio than other areas of the Company and was experiencing higher charge-offs. However, as a result of the receivable sales, finance revenues and selling, general and administrative expenses for the credit business decreased. This had a favorable impact on the Company's overall ratio. The 1996 ratio was also favorably impacted by the gain of approximately $8 million realized on the sale of the Company's information technology subsidiary in the first quarter and by approximately $24 million on the reversal of the provision for doubtful accounts on the customer receivables sold in 1996. By comparison, the 1995 ratio was favorably impacted by the effects of customer receivable sales including the $18,637 gain recognized and a reversal of approximately $34 million of the provision for doubtful accounts on the receivables sold.

The Company recorded a $39,000 nonrecurring charge in the third quarter of 1993, to provide for the estimated impact of closing certain of the Company's existing catalog distribution facilities. The Company added $2,750 and $2,400 in 1996 and 1995, respectively, for additional costs in excess of the original reserve. Through 1996, approximately $41,650 was used for certain termination benefits, the impact on net periodic pension cost, other incremental costs incurred for closing the existing facilities and the write-off of fixed assets. The remaining balance of the reserve was used in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $1,292,713 at January 3, 1998 and $1,463,730 at December 28, 1996.

Net cash used in operating activities was $61,535 for the year ended January 3, 1998 compared to net cash provided by operations of $470,614 for the year ended December 28, 1996. All categories contributed to the net decrease in cash provided from operations over the comparable period last year. However, receivable and inventory levels, as well as the effect of receivable sales, were the overriding factors. Without the effects of the sale of customer receivable activity, net cash provided by operations would have been $109,482 and $186,884 for the years ended January 3, 1998 and December 28, 1996, respectively. Reductions in the proprietary credit card portfolio drove the source of cash provided in 1997.

Net additions to property and equipment were $55,047 for the year ended January 3, 1998 compared to $45,698 for the same period last year. The capital spending in both the 1997 and 1996 periods was primarily related to the continued Eddie Bauer retail store expansion and remodeling. In 1998, additions to property and equipment will continue to be primarily for Eddie Bauer retail store expansion.

As of January 3, 1998 total debt was $816,650 compared to $785,948 as of December 28, 1996. Total outstanding borrowing under the Company's revolving credit agreement was $105,000 at January 3, 1998, with a remaining availability of $410,000. There was no borrowing under the revolving credit agreement at December 28, 1996.

In March 1997, the Company issued 10.3 million shares of Class B voting common stock for $70,000 to its majority shareholder, Spiegel Holdings, Inc. The Company issued an additional 13.5 million shares of Class B voting common stock for $70,000 to Spiegel Holdings, Inc. in March 1998. The proceeds from these issuances, net of related costs, are being used to fund working capital and investing needs, including the continued expansion of Eddie Bauer.

In March 1994 and December 1995, Newport News issued shares of non-voting preferred stock to certain directors and executive officers of the Company, its subsidiaries, and Otto Versand. The redemption price of the preferred stock prior to December 31, 1997 ranged from $40 to $43 per share. Subsequent to December 31, 1997, the redemption price is fair market value. As of January 3, 1998, 92 shares remain outstanding. All shares must be redeemed by December 31, 1999.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, sales of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

YEAR 2000
The Company is currently conducting a comprehensive review of its internal systems to mitigate the risks associated with the Year 2000 compliance issue. This review includes the inventory of all systems requiring conversion programming, the coordination of internal personnel to identify all exposures, and the assessment of implications of noncompliance in the organization. Program conversion of systems is under way, with testing being completed as systems are converted. In order to simulate year-end 1999 processing for all operating systems, all internal software modifications will be completed by December 31, 1998. This timetable affords the Company one year to conduct any follow-up testing required, test interfaces between systems and address any unforeseen system failures.

While the Company is acting prudently in addressing the Year 2000 issue, the failure of a third party to be compliant could potentially have an adverse affect on the Company's ability to operate. Plans are in place to communicate to our critical vendors and suppliers our expectations that they attain Year 2000 compliance in a timely manner. Contingency plans will be in place by year-end 1998 to provide alternate solutions if the progress of certain significant vendors/suppliers is questionable so as not to jeopardize our ability to service our customers.

The Company believes it has taken and will continue to take the appropriate steps to minimize the threat of any material technical failure having a significant impact on operations. However, it is impossible for any company to ensure Year 2000 compliance. While it is certainly possible that there may be some litigation arising from the Year 2000 conversion, the Company does not anticipate, nor can it estimate, any costs associated with such litigation at this time. The Company is currently looking into the availability and cost of insurance covering both business interruption and litigation arising from the Year 2000 conversion.

The costs associated with this effort are expected to range between $7,000 and $10,000. These costs are expensed as incurred, with amounts associated with this effort totaling approximately $1.2 million through January 3, 1998.

ACCOUNTING STANDARDS
SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements. The Company will adopt the new standard, as required, in fiscal year 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefit plans. These standards are effective for fiscal years beginning after December 15, 1997. The Company is evaluating these new Statements' provisions to determine the disclosures required in its financial statements, if any. The Company will adopt SFAS No. 131 and SFAS No. 132 in fiscal year 1998.

FORWARD-LOOKING STATEMENTS
This report contains statements which are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Such forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated including, but not limited to, financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, state and federal laws and regulations related to offering and extending credit, the impact of competitive activities, inventory risks due to shifts in the market demand, risks associated with collections on the Company's credit card portfolios, interest rate fluctuations, postal rate, paper or printing cost increases, and the success of planned merchandising, advertising, marketing, and promotional campaigns, as well as other risks indicated in other filings with the Securities and Exchange Commission such as the Company's most recent Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         CONSOLIDATED BALANCE SHEETS
         ($000s omitted, except per share amounts)

                                                   January 3,     December 28,
                                                      1998            1996
                                                 ------------     ------------

ASSETS
Current assets:
  Cash and cash equivalents                      $    47,582      $    86,917
  Receivables, net                                   563,376          505,242
  Inventories                                        508,756          502,209
  Prepaid expenses                                    89,137           84,634
  Refundable income taxes                              6,064           16,991
  Deferred income taxes                               29,908           35,542
                                                 -----------      -----------
    Total current assets                           1,244,823        1,231,535
Property and equipment, net                          394,822          399,910
Intangible assets, net                               159,016          166,275
Other assets                                         150,893          147,905
                                                 -----------      -----------
                                                 $ 1,949,554      $ 1,945,625
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt                     $   102,900      $    89,292
  Indebtedness to related parties                          -           20,000
  Accounts payable                                   238,723          270,973
  Accrued liabilities:
    Salaries and wages                                37,305           36,636
    General taxes                                    120,345          127,170
    Allowance for returns                             37,094           41,691
    Other accrued liabilities                         98,362          109,634
                                                 -----------      ------------
    Total current liabilities                        634,729          695,396
Long-term debt, excluding current maturities         713,750          676,656
Deferred income taxes                                 32,982           52,024
                                                 -----------      ------------
    Total liabilities                              1,381,461        1,424,076
                                                 -----------      ------------
Stockholders' equity:
 Class A non-voting common stock, $1.00 par
  value; authorized 16,000,000 shares;
  14,660,464 shares issued and outstanding
  at January 3, 1998; 14,618,404 shares
  issued and outstanding at December 28, 1996         14,660           14,618
 Class B voting common stock, $1.00 par value;
   authorized 104,000,000 shares; 103,483,298
   shares issued and outstanding at January 3,
   1998; 93,141,654 issued and outstanding at
   December 28, 1996                                 103,483           93,142
  Additional paid-in capital                         271,645          211,828
  Minimum pension liability                                -           (9,365)
  Retained earnings                                  178,305          211,326
                                                 -----------      ------------
    Total stockholders' equity                       568,093          521,549
                                                 -----------      ------------
                                                 $ 1,949,554      $ 1,945,625
                                                ============      ===========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended ($000s omitted, except per share amounts)



                                  January 3,    December 28,     December 30,
                                     1998           1996             1995
                                ------------    ------------     ------------
NET SALES AND OTHER REVENUES
Net sales                      $  2,835,297    $  2,850,555     $  2,886,225
Finance revenue                     178,293         111,274          226,941
Other revenue                        43,244          52,791           71,018
                                ------------    ------------     ------------
                                  3,056,834       3,014,620        3,184,184

COST OF SALES AND OPERATING EXPENSES
Cost of sales, including buying
  and occupancy expenses          1,941,307       1,877,859        1,936,366
Selling, general and
  administrative expenses         1,096,835       1,075,360        1,160,448
                                ------------    ------------     ------------
                                  3,038,142       2,953,219        3,096,814
  Operating income                   18,692          61,401           87,370
Interest expense                     68,098          82,677          103,177
                                ------------    ------------     ------------
  Earnings (loss) before
    income taxes                    (49,406)        (21,276)         (15,807)
Income tax provision (benefit)      (16,385)         (7,887)          (6,326)
                                ------------    ------------     ------------
Net earnings (loss)             $   (33,021)   $    (13,389)     $    (9,481)
                                ============    ============     ============
EARNINGS PER COMMON SHARE
Net earnings (loss) per
common share
  Basic and diluted             $     (.28)    $       (.12)     $      (.09)
                                ============    ============     ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($000s omitted, except per share amounts)



                                            Class A         Class B  Additional                  Minimum
                                         non-voting          voting     paid-in     Retained     pension
                              Total    common stock    common stock     capital     earnings     liability
                          -----------  ------------    ------------  -----------  -----------  -----------
BALANCES AT
  DECEMBER 31, 1994       $  579,217    $  15,065       $  93,142    $  215,800   $  255,776    $  (566)

Net loss                      (9,481)            -              -             -       (9,481)          -
Cash dividends
  ($.20 per share)           (21,580)            -              -             -      (21,580)          -
Issuance of 39,600
  Class A common shares          243            40              -           203            -           -
Purchase & retirement
  of 500,000 Class A
  common shares               (4,742)         (500)             -        (4,242)           -           -
Adjustment to minimum
  pension liability           (8,084)            -              -             -            -      (8,084)
                          ----------    ----------      ---------    ----------   ----------    --------

BALANCES AT
  DECEMBER 30, 1995          535,573        14,605         93,142       211,761      224,715      (8,650)

Net loss                     (13,389)            -              -             -      (13,389)          -
Issuance of 13,560
  Class A common shares           80            13              -            67            -           -
Adjustment to minimum
  pension liability             (715)            -              -             -            -        (715)
                          ----------    ----------      ---------    ----------   ----------    --------

BALANCES AT
  DECEMBER 28, 1996          521,549        14,618         93,142       211,828      211,326      (9,365)

Net loss                     (33,021)            -              -             -      (33,021)          -
Issuance of 42,060
 Class A common shares           228            42              -           186            -           -
Issuance of 10,341,644
 Class B common shares        69,972             -         10,341        59,631            -           -
Adjustment to minimum
  pension liability            9,365             -              -             -            -       9,365
                          ----------    ----------      ---------    ----------   ----------    --------

BALANCES AT
  JANUARY 3, 1998         $  568,093    $   14,660      $ 103,483    $  271,645   $  178,305    $      0
                          ==========    ==========      =========    ==========   ==========    ========




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended ($000s omitted)


                                                January 3,           December 28,         December 30,
                                                  1998                  1996                 1995
                                              ------------          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                            $  (33,021)          $  (13,389)          $  (9,481)
Adjustments to reconcile net earnings to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                    88,062               95,278              79,047
  Net gain on sale of receivables                 (75,141)                   -             (18,637)
  Change in assets and liabilities,
    net of effects of acquisition:
    Increase (decrease) in sold
      customer receivables                       (171,017)             283,730             700,000
    (Increase) decrease in receivables, net       188,024              (26,493)           (316,752)
    (Increase) decrease in inventories             (6,547)              70,168              25,404
    (Increase) decrease in prepaid expenses        (4,504)              16,691             (20,354)
    Increase (decrease) in accounts payable       (32,250)              14,446              (9,224)
    Increase (decrease) in accrued liabilities     (6,417)              15,644               2,514
    Increase (decrease) in income taxes            (8,724)              14,539               8,976
                                               ----------           ----------           ---------
    Total adjustments                             (28,514)             484,003             450,974
                                               ----------           ----------           ---------
   Net cash provided by (used in)
    operating activities                          (61,535)             470,614             441,493
                                               ----------           ----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment           (55,047)             (45,698)           (131,229)
Net additions to other assets                     (23,655)             (39,965)            (21,002)
                                               ----------           ----------           ---------
  Net cash used in investing activities           (78,702)             (85,663)           (152,231)
                                               ----------           ----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                                  105,000              111,250             116,250
Payment of debt                                   (74,298)            (451,666)           (370,570)
Dividends paid                                          -                    -             (21,580)
Purchase and retirement of common shares                -                    -              (4,742)
Issuance of Class A common shares                     228                   80                 243
Issuance of Class B common shares                  69,972                    -                   -
                                               ----------           ----------           ---------
Net cash provided by (used in)
  financing activities                            100,902             (340,336)           (280,399)
                                               ----------           ----------           ---------
    Net change in cash and cash equivalents       (39,335)              44,615               8,863
Cash and cash equivalents at
  beginning of year                                86,917               42,302              33,439
                                               ----------           ----------           ---------
Cash and cash equivalents
   at end of year                              $   47,582           $   86,917           $  42,302
                                               ==========           ==========           =========

Supplemental cash flow information
 Cash paid during the year for:
    Interest                                   $   69,806           $   84,428           $ 104,426
                                               ----------           ----------           ---------
    Income taxes                               $   16,262           $    6,500           $   6,092
                                               ----------           ----------           ---------




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000s omitted, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Spiegel, Inc. is a leading international, specialty retailer marketing fashionable apparel and home furnishings through catalogs, more than 500 specialty retail stores and innovative electronic shopping platforms. The Company also operates a special purpose bank which offers a proprietary credit card to the Company's customers as well as MasterCard credit programs.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's joint venture investments in Germany, Japan and the United Kingdom with affiliated companies of Otto Versand, a related party, are accounted for using the equity method as they are less than 50 percent owned. The results of these entities are not material to the consolidated Company.

FISCAL YEAR
The Company operates and reports financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31. Fiscal years 1996 and 1995 each consisted of 52 weeks and ended on December 28, 1996 and December 30, 1995, respectively. Fiscal year 1997 consisted of 53 weeks and ended on January 3, 1998.

REVENUE RECOGNITION
The Company records revenue at the point of sale for retail stores and at the time of shipment for catalog sales. The Company provides for returns at the time of sale based upon projected merchandise returns. Finance revenue on customer installment accounts receivables owned is recorded as income when earned. The Company recognizes gains on the sale of customer receivables in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." These gains are recorded as Finance Revenue in the Consolidated Statements of Earnings.

CASH EQUIVALENTS
Cash equivalents consist principally of highly liquid institutional money market investments with original maturities of three months or less.

MARKETABLE SECURITIES
Marketable securities consist of the retained certificates issued by a trust in conjunction with the securitization of the Company's customer receivables. These debt securities are classified as trading and stated at market value.

INVENTORIES
Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined primarily by the average cost method or by the first-in, first-out method.

ADVERTISING COSTS
Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over the expected lives of the catalogs, which are less than one year. Unamortized costs as of January 3, 1998 and December 28, 1996 were $37,988 and $52,795, respectively, and are included in prepaid expenses. All other advertising costs for both catalog and retail operations are expensed as incurred. Total advertising expense in the fiscal years 1997, 1996 and 1995 was $454,240, $448,700 and $439,380, respectively.

STORE PRE-OPENING COSTS
Pre-opening and start-up costs for new stores are charged to operations as incurred.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Depreciable lives range from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the lesser of the term of the lease or asset life.

INTANGIBLE ASSETS
Intangible assets represent principally trademarks and the excess of cost over the fair market value of net assets of businesses purchased. On an annual basis, the Company amortizes these intangibles on a straight-line basis in relation to the anticipated benefits to be derived from the businesses acquired, not to exceed 40 years. Total accumulated amortization of these intangibles was $65,777 and $70,272 at January 3, 1998 and December 28, 1996, respectively. Management periodically considers whether there has been a permanent impairment in the value of goodwill and trademarks by evaluating various factors, including current and projected future operating results and undiscounted cash flows. The Company does not believe there has been any material impairment in the carrying value of its goodwill and trademarks.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company's current derivative positions consist of interest rate swaps. The accounting treatment for these interest rate swaps is to record the net interest paid as interest expense on a current basis. Gains or losses resulting from market movements are not recognized.

SYSTEMS DEVELOPMENT COSTS
Significant systems development costs are capitalized and amortized on a straight-line basis over a three-year period. Costs, net of amortization, included in other assets as of January 3, 1998 and December 28, 1996 were $26,726 and $29,511, respectively. Related amortization expense recognized in fiscal years 1997, 1996 and 1995 was $16,038, $15,809 and $8,887, respectively.
Costs associated with the Company's Year 2000 remediation efforts are expensed as incurred.

EMPLOYEE PENSION PLANS
Company policy is to, at a minimum, fund the pension plans to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

STOCK BASED COMPENSATION
The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations as discussed in Note 5 to the consolidated financial statements.

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

EARNINGS PER SHARE
Earnings per share are calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted earnings per share are computed based on the weighted average number of both classes of common shares outstanding during the year.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified from amounts previously reported to conform with the 1997 presentation.

2. RECEIVABLES

Receivables consist primarily of proprietary credit card receivables generated in connection with the sale of the Company's merchandise as well as receivable balances generated on the MasterCard credit cards offered by the Company's bank subsidiary. At January 3, 1998, customer receivables serviced were $1,683,783, of which 83% related to the Company's proprietary credit card. The Company's customer base is diverse in terms of both geographic and demographic coverage. Due to the revolving nature of the credit card portfolio, management believes that the current carrying value of credit card receivables approximates fair value. The average interest rate collected on the receivables approximates the current market rates on new accounts. The allowance for credit card losses is based upon management's evaluation of the collectability of credit card receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions. This allowance is continually reviewed by management; however, the actual losses incurred may differ from these estimates.

Receivables at January 3, 1998 and December 28, 1996 consist of the following:



                                                       1997              1996
                                                   -------------    -------------
Composition of customer receivable portfolio:
Receivables serviced                              $  1,683,783      $ 1,865,040
Receivables sold                                    (1,292,713)      (1,463,730)
                                                  -------------     ------------
Receivables owned                                      391,070          401,310
                                                  -------------     ------------

Composition of receivables owned:
Retained certificates                                  145,732          188,299
Receivables with no certificates issued                245,338          213,011
                                                  -------------     ------------
Receivables owned                                      391,070          401,310
Less allowance for returns on proprietary
    credit card sales                                  (21,247)         (32,243)
Less allowance for doubtful accounts                   (11,757)         (12,270)
Other trade receivables, net                           205,310          148,445
                                                  -------------     ------------
Receivables, net                                  $    563,376      $   505,242
                                                  =============     ============




The Company routinely transfers portions of its customer receivables to trusts which, in turn, sell certificates representing undivided interests in the trusts to investors. The receivables are sold without recourse, and accordingly, no bad debt reserve related to the net receivables sold is maintained. Cash flows generated from the receivables in the trusts are, to the extent allocable to the investor percentage, applied to payment of interest on the certificates, reinvestment in additional receivables to maintain the investors' percentage, and payment of servicing fees to the Company. Excess cash flows revert to the Company. The Company owns the remaining undivided interest in the trusts not represented by the certificates and will continue to service all receivables for the trusts.

In addition to the certificates sold, an additional class of investor certificates, currently held by the Company, was issued by the trust in certain transactions. The aggregate principle balances for these retained certificates were $145,732 and $188,299 as of January 3, 1998 and December 28, 1996,
respectively. These retained certificates, classified as trading and stated at market value, are included in the Company's balance sheet under "Receivables, net." Cash flows generated from the receivables in the trust are expected to be adequate to cover any losses which may be incurred on uncollectible amounts associated with the receivables supporting these retained certificates. Therefore, no bad debt reserve is maintained on these balances as of January 3, 1998. The Company also held a total of $59,592 at January 3, 1998 and $55,670 at December 28, 1996 in reserve funds used as credit enhancement for related receivables sold. Restricted cash accounts have been maintained for these reserve funds, none of which has been utilized as of January 3, 1998. The value of these funds is included in the Company's balance sheet under "Other assets."

As a result of these transactions, finance revenue increased by $18,637 in 1995. In 1997, the Company adopted SFAS No. 125, which requires gain recognition based on the revolving nature of sold customer receivables. Incremental gains of $75,141 were recorded as finance revenue in 1997 pursuant to SFAS No. 125.

3. PROPERTY AND EQUIPMENT

Property and equipment at January 3, 1998 and December 28, 1996 consist of the following:



                                                          1997               1996
                                                       -----------       -----------
Land                                                  $   19,813        $   20,178
Buildings and improvements                               151,297           142,712
Equipment                                                242,774           233,554
Leasehold improvements                                   169,401           155,309
                                                       -----------       -----------
                                                         583,285           551,753
Less accumulated depreciation and amortization          (205,534)         (164,135)
                                                       -----------       -----------
                                                         377,751           387,618
Construction in process                                   17,071            12,292
                                                       -----------       -----------
Property and equipment, net                           $  394,822        $  399,910
                                                       ===========       ===========


4. LONG-TERM DEBT

The following is a summary of the Company's long-term debt at January 3, 1998 and December 28, 1996:



                                                         1997               1996
                                                     -----------         ----------
Notes payable:
  Revolving credit agreement                         $  105,000          $       -
  Term loan agreements, 6.42% to 9.70%,
   due March 20, 1998 through March 31, 2005            522,900            577,198
  Indebtedness to related parties                             -             20,000
Subordinated notes, 7.19% to 9.35%,
  due June 30, 2000                                     128,750            128,750
Secured notes, 7.25% to 7.35%,
  due November 15, 2001 through
  November 15, 2005                                      60,000             60,000
                                                     -----------         ----------
  Total long-term debt                                  816,650            785,948
Less current maturities of debt                        (102,900)          (109,292)
                                                     -----------         ----------
Long-term debt, excluding current maturities         $  713,750         $  676,656
                                                     ===========         ==========




In March 1996, the Company established a $600,000 revolving credit agreement with a group of 23 banks. The $600,000 commitment amount was permanently reduced to $520,000 in December 1996 and $515,000 in September 1997 in conjunction with a sale of MasterCard receivable assets totaling $100,000. The $515,000 revolving credit agreement expires on March 26, 2000. Fees are variable based on the total commitment. Borrowings under this commitment averaged $145,802 with a maximum of $278,500 during 1997. The effective annual interest rate was 6.9% in 1997, excluding the previously mentioned fees.

In the second quarter of 1997, the Company made the final $20,000 principal payment on the loan from the its majority shareholder, Spiegel Holdings, Inc., which existed as of December 28, 1996. This loan originated in November 1995 and bore interest at a variable rate based on LIBOR plus a margin.

The Company selectively uses interest rate swap contracts to hedge the underlying interest risks on various term loans. At January 3, 1998, these interest rate swap agreements had effective and termination dates from March 1995 to March 2005. At year-end 1997 and 1996, the notional principal amounts of these agreements totaled $70,000 and $80,000, respectively. At January 3, 1998 and December 28, 1996, the fair value of these swap agreements was $4,631 and $4,271, respectively. These values were obtained from financial institutions and represent the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and risk of the transaction. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions. These interest rate swaps in total increased interest expense by $1,291, $1,008 and $234 in 1997, 1996 and 1995, respectively.

Additionally, the Company has letter of credit facilities to support the purchase of inventories. Letter of credit commitments outstanding were $95,008 and $130,149 at January 3, 1998 and December 28, 1996, respectively. At January 3, 1998, there was an additional $104,992 of commitments available for the issuance of letters of credit. Also at January 3, 1998, the Company had an available undrawn standby letter of credit facility totaling approximately $13,300 to support a leasing arrangement.

The fair value of the Company's long-term debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, approximates the carrying value of such debt at January 3, 1998.

Aggregate maturities of long-term debt for the five years subsequent to January 3, 1998 are as follows: 1998, $102,900; 1999, $85,714; 2000,
$334,464; 2001, $107,714; and 2002 and thereafter, $185,858.

5.  EMPLOYEE BENEFIT PLANS

PROFIT-SHARING AND THRIFT PLANS
Eligible salaried and hourly employees may participate in these plans. Employees may elect to contribute a maximum of 10% of their pre-tax base salary and 5% of their earnings after taxes, subject to limitations imposed by the Internal Revenue Service.

The Company's annual contributions for the profit-sharing plan are determined by applying a formula to earnings before income taxes. Expense under this plan was $8,649, $8,395, and $8,314 in 1997, 1996 and 1995, respectively.

The Company has thrift plans for its eligible salaried employees in which it matches an employee's contribution dollar for dollar up to the first 3%, and 50 cents for each dollar contributed up to the next 3%. The Company also has separate thrift plans for certain eligible hourly employees. The Company contributes 25 cents for each dollar of employee contributions. Expense under these plans was $6,091, $5,388 and $5,842 in 1997, 1996 and 1995, respectively.

STOCK OPTION PLAN
The Spiegel, Inc. Salaried Employees Incentive Stock Option Plan provides for the issuance of options to purchase up to 1,900,000 shares of Class A non-voting common stock to certain salaried employees. Under the plan, participants are granted options to purchase shares of the specified stock at the fair market value at the date of grant. The options are exercisable at the rate of 20% per year. In addition, the Company has a non-qualified stock option plan in place for certain former employees. Options are transferred from the qualified plan to the non-qualified plan 90 days after the date of separation. Options outstanding under the non-qualified plan were 510,000 at January 3, 1998 and are included in the following presentations of total options outstanding.

The Company follows the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. Had compensation expense for the Company's stock option activity been calculated under the provisions of SFAS No. 123 and recognized in the Company's net earnings (loss) and earnings (loss) per share for the years ended January 3, 1998 and December 28, 1996, the effect would have been immaterial. During the phase-in period of SFAS No. 123, the estimation of compensation costs reflects only a partial vesting of options. In future years, the estimated pro-forma compensation costs may be higher depending upon, among other factors, the number of options granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A risk-free discount rate of 5.75%, an expected life of 5 years for the grants and a volatility of 53% and 58% were assumed for grants in 1997 and 1996, respectively. Dividend yields of 1.8% and 1.6% were assumed for the 1997 and 1996 valuations, respectively. The weighted-average fair value of stock options granted during the years ended January 3, 1998 and December 28, 1996, respectively, were $2.18 and $3.63 calculated using the Black-Scholes option-pricing model.

A summary of the changes in the options outstanding is as follows:




                                             Shares       Amount    Average Price
                                           -----------  ----------  --------------
Outstanding at December 31, 1994            1,252,820   $  12,493   $       9.97
  Granted                                     274,500       2,222           8.09
  Exercised                                   (39,600)       (243)          6.13
  Canceled                                   (124,460)     (2,532)         20.34
                                           -----------  ----------  --------------
Outstanding at December 30, 1995            1,363,260      11,940           8.76
  Granted                                     195,500       1,526           7.80
  Exercised                                   (13,560)        (80)          5.92
  Canceled                                    (28,880)       (314)         10.85
                                           -----------  ----------  --------------
Outstanding at December 28, 1996            1,516,320      13,072           8.62
  Granted                                     134,500         659           4.90
  Exercised                                   (42,060)       (228)          5.41
  Canceled                                   (225,060)     (2,076)          9.22
                                           -----------  ----------  --------------
OUTSTANDING AT JANUARY 3, 1998              1,383,700   $  11,427   $       8.26
                                           ===========  ==========  ==============



Total stock options authorized but unissued at January 3, 1998 were 617,200.

The following table summarizes information about options outstanding at January 3, 1998:



                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                   -----------------------------------------------  ---------------------------------
Range of                Number  Weighted-Average            Number
Exercise           Outstanding         Remaining  Weighted-Average  Exercisable    Weighted-Average
  Prices            at 1/03/98  Contractual Life    Exercise Price   at 1/03/98      Exercise Price
---------          -----------  ----------------   ---------------  -----------    -----------------
$  4.00 to $  7.99    824,220     5.9 years            $  6.18          539,820          $  6.20
$  8.00 to $ 11.99    485,880     3.6 years            $  9.66          427,600          $  9.60
$ 12.00 to $ 23.00     73,600     3.8 years            $ 22.25           68,880          $ 22.25
                    ---------                                         ---------
                    1,383,700     5.0 years            $  8.26        1,036,300          $  8.67
                    =========                                         =========



PENSION PLANS
The Company also has defined benefit pension plans covering substantially all employees other than those eligible to participate in the savings and profit-sharing plans and those hourly employees eligible to participate in the thrift plans. The unit credit actuarial cost method is used in developing the costs of the pension plans and the pension benefit obligation. The plan assets consist primarily of high quality common stock and bond funds. In 1996, due to consolidation of certain distribution operations, the Company recognized a curtailment an hourly pension plan. This resulted in $1,625 of periodic pension cost which is included in net amortization and deferral in 1996.

The net periodic pension cost for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 is computed as follows:


                                                   1997         1996         1995
                                               --------     --------     --------
Service cost                                   $    397     $    647     $    397
Interest cost                                     4,580        4,298        4,413
Return on plan assets                           (12,595)      (5,208)      (7,049)
Net amortization and deferral                    10,115        4,654        3,509
                                               --------     --------     --------
Net periodic pension cost                      $  2,497     $  4,391     $  1,270
                                               ========     ========     ========



Weighted average assumptions used in accounting for obligations and assets were as follows:

                                                         1997         1996
                                                       --------     --------
Discount rate                                            7.25%        8.0%
Expected long-term rate of return on assets               9.0%        9.0%

The following table sets forth the plans' funded status at January 3, 1998 and December 28, 1996:

                                              1997                  1996
                                        Union    Non-Union    Union    Non-Union
                                        Plan     Plan         Plan     Plan
                                       --------  --------    --------  --------
Accumulated and projected
  benefit obligation:
    Vested                             $ 45,808  $ 10,907    $ 46,987  $ 11,983
    Non-Vested                              801       146         899       162
                                       --------  --------    --------  --------
Total                                    46,609    11,053      47,886    12,145
Market value of plan assets              48,009    13,658      35,666    11,539
                                       --------  --------    --------  --------
Over (under) funded projected
  benefit obligation                      1,400     2,605     (12,220)     (606)
Unrecognized net transition liability         -       848         315     1,060
Unrecognized net (gain) loss from
  past experience different from
  that assumed and effects
  of changes in assumptions               6,677      (222)     12,764     2,846
Additional liability required to
  recognize minimum liability                 -         -     (13,079)   (3,906)
                                       --------  --------    --------  --------
Prepaid (accrued) pension cost
     in the balance sheet              $  8,077  $  3,231    $(12,220) $   (606)
                                       ========  ========    ========  ========

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
In addition to the benefits described above, the Company provides certain medical benefits for eligible retired employees until age 65. The following table presents the accumulated postretirement benefit obligation at January 3, 1998 and December 28, 1996:



                                                                 1997        1996
                                                               -------     -------
Retirees                                                       $ 5,393     $ 6,049
Fully eligible active plan participants                          1,097       1,153
Other active plan participants                                   2,982       3,753
                                                               -------     -------
Total                                                            9,472      10,955
Unrecognized prior service cost                                    331      (2,500)
Unrecognized loss                                               (1,981)     (1,246)
                                                               -------     -------
Accrued postretirement benefit cost in the balance sheet       $ 7,822     $ 7,209
                                                               =======     =======




The net periodic postretirement benefit cost for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 is computed as follows:



                                                      1997         1996        1995
                                                    -------      -------     -------
Service cost                                        $   393      $   727     $   629
Interest cost                                           727          827         804
Net amortization and deferral                           117          236         141
                                                    -------      -------     -------
Net periodic postretirement benefit cost            $ 1,237      $ 1,790     $ 1,574
                                                    =======      =======     =======



For measurement purposes, a 9% and 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997 and 1996, respectively. This rate was assumed to decrease 1% per year to 6% in 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of January 3, 1998 by $648 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 3, 1998 by $117.

The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.25% and 8.0% at January 3, 1998 and December 28, 1996, respectively.

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms are generally 10 years and many contain renewal options. Many of the retail store leases provide for minimum annual rentals plus additional rentals based upon percentage of sales, which range from 3% to 5%. Rental expense for all operating leases was $137,604 in 1997, $128,173 in 1996 and $124,183 in 1995.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 3, 1998:


                                                                         Amount
                                                                        ---------
                                      1998                              $126,578
                                      1999                              $115,040
                                      2000                              $107,189
                                      2001                              $ 90,751
                                      2002                              $ 81,523
                                      and thereafter                    $360,596




LITIGATION
The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

7. INCOME TAXES

Earnings (loss) before income taxes is composed of the following:

                      1997            1996           1995
                   ---------       ---------       ---------
Domestic           $ (57,510)      $ (25,307)      $ (16,740)
Foreign                8,104           4,031             933
                   ---------       ---------       ---------
Total              $ (49,406)      $ (21,276)      $ (15,807)
                   =========       =========       =========



The components of income tax expense (benefit) for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 are as follows:



                                                1997          1996         1995
                                             ---------     ---------    ---------
Current
  Federal                                    $ (5,975)     $(12,311)    $(12,577)
  State                                          (896)          700       (2,950)
  Foreign                                       3,894         2,277          946
                                             ---------     ---------    ---------
Total Current                                  (2,977)       (9,334)     (14,581)
                                             ---------     ---------    ---------
Deferred
  Federal                                     (10,548)        2,811        9,489
  State                                        (2,633)         (931)        (787)
  Foreign                                        (227)         (433)        (447)
                                             ---------     ---------    ---------
Total Deferred                                (13,408)        1,447        8,255
                                             ---------     ---------    ---------
                                             $(16,385)     $ (7,887)    $ (6,326)
                                             =========     =========    =========



The differences between the provision (benefit) for income taxes at the statutory rate and the amounts shown in the consolidated statements of earnings for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 are as follows:



                                     1997                1996                1995
                                Amount  Percent     Amount   Percent    Amount   Percent
                              --------- --------  --------- --------  --------- --------
Statutory rate                $(17,292)  (35.0)%  $ (7,447)  (35.0)%  $ (5,532)  (35.0)%
State income tax (net of
  federal income tax benefit)     (241)   (0.5)     (1,391)   (6.5)     (1,027)   (6.5)
Amortization of non-
  deductible goodwill
   and other items               1,548     3.1       1,601     7.5       1,885    11.9
Changes in estimates of
   previously provided taxes         -       -           -       -      (1,652)  (10.4)
Tax Credits                       (400)   (0.8)       (650)   (3.1)          -       -
                              --------- --------  --------- --------  --------- --------
Effective tax rate            $(16,385)  (33.2)%  $ (7,887)  (37.1)%  $ (6,326)  (40.0)%
                              ========= ========  ========= ========  ========= ========



Significant components of the Company's deferred tax assets and liabilities at January 3, 1998 and December 28, 1996 are as follows:


                                            1997         1996
                                         --------     --------
Deferred tax assets:
  Allowance for doubtful accounts        $  6,369     $  6,240
  Allowance for the gross profit
    on estimated future returns            10,810       14,633
  Reserve for distribution facility
    and store closings                      4,979        5,220
  Compensated absences accruals             4,395        4,429
  Reserve for self insurance                1,340        1,338
  Pension liability                             -        6,243
  Reserve for inventory losses              9,915        5,232
  Postretirement benefit obligation         3,232        3,052
  Capitalized overhead in inventory         3,957        4,157
  Net operating loss carryforward          49,167            -
  Other                                     2,462        1,675
                                         --------     --------
                                           96,626       52,219
                                         --------     --------
Deferred tax liabilities:
  Property and equipment                   46,337       45,309
  Prepaid and deferred expenses             8,386        7,934
  Gain on sale of accounts receivable      34,412        7,192
  Earned but unbilled finance charges       5,843        5,997
  Deferred rent obligation                  3,331        1,135
  Other                                     1,391        1,134
                                         --------     --------
                                           99,700       68,701
                                         --------     --------
Net deferred tax liabilities             $ (3,074)    $(16,482)
                                         ========     ========



The Company has a net operating loss carryforward of $124,540, due to expire in the year 2012. Although realization is not assured for the deferred tax assets relating to the NOL, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

8. STOCKHOLDERS' EQUITY

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

In March 1997, the Company issued 10,341,644 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,972 are being used primarily to fund working capital and investing needs, including the continued expansion of Eddie Bauer.

9. EARNINGS PER COMMON SHARE

Earnings per share are calculated and presented in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings per share are computed based on the weighted average number of both classes of common shares outstanding during the year.



                             Income          Shares         Per-Share
                          (Numerator)     (Denominator)       Amount
1995
Basic EPS                  $ (9,481)         107,838         $ (.09)
Effect of dilutive
    securities                                     -
Diluted EPS                $ (9,481)         107,838         $ (.09)
1996
Basic EPS                  $(13,389)         107,751         $ (.12)
Effect of dilutive
    securities                                     -
Diluted EPS                $(13,389)         107,751         $ (.12)
1997
Basic EPS                  $(33,021)         116,194         $ (.28)
Effect of dilutive
    securities                                     -
Diluted EPS                $(33,021)         116,194         $ (.28)



When income from continuing operations is a loss, potential common shares included in the computation of diluted EPS will always result in an antidiluted per share amount. Therefore, for the years shown, no potential shares were added to the equation for diluted EPS.

Potential common shares consist only of employee stock options. Options to purchase 1,383,700 shares of Class A non-voting common stock, with exercise prices ranging between $4.47 and $22.25, were outstanding at January 3, 1998. Assuming income from continuing operations, 166,690, 846,895, and 1,067,590 shares would have had dilutive potential in 1997, 1996 and 1995, respectively. After applying the treasury stock method to the dilutive options, which assumes the proceeds from the exercise is used to repurchase 124,049 shares of stock, a net 42,641 additional shares would have been added to the denominator of the equation for diluted EPS in 1997. The remainder of the shares would not be included because the options' exercise price exceeded the average market value of the common stock at January 3, 1998.

10. SUBSEQUENT EVENT (UNAUDITED)

In March 1998, the Board of Directors of the Company authorized an additional
17.5 million shares of Class B voting common stock. In conjunction with the increase in authorized shares, the Company issued 13.5 million shares of Class B voting common stock for $70,000 to its majority shareholder, Spiegel Holdings, Inc. The proceeds from this issuance will be used primarily to fund working capital and investing needs, including the continued expansion of Eddie Bauer.

STATEMENT OF MANAGEMENT RESPONSIBILITY

We have prepared the accompanying consolidated financial statements and related information for the years 1997, 1996 and 1995. The opinion of the Company's independent auditors, KPMG Peat Marwick LLP, on those financial statements follows. The primary responsibility for the integrity and objectivity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

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

The Board of Directors pursues its responsibility for these financial statements through its audit committee, composed of directors who are not employees of Spiegel or its subsidiaries, which meets periodically with both management and the independent auditors to ensure that each is carrying out its responsibilities. KPMG Peat Marwick LLP and the internal audit department have free access to the audit committee, with and without the presence of management.

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors of Spiegel, Inc.:

We have audited the accompanying consolidated balance sheets of Spiegel, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiegel, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 1998 in conformity with generally accepted accounting principles.




/s/ KPMG PEAT MARWICK LLP

Chicago, Illinois
February 11, 1998

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
($000s omitted, except per share amounts)




1997                        First            Second          Third            Fourth      Total Year
------------------     ------------     ------------    ------------     ------------    -----------
Net sales and
 other revenues        $  601,812       $   696,243     $  646,963       $ 1,111,816     $ 3,056,834
Operating income (loss)   (39,863)           (3,365)       (10,394)           72,314          18,692
Net earnings (loss)    $  (31,209)      $   (13,483)    $  (20,195)      $    31,866     $   (33,021)
Net earnings (loss)
 per common share
   Basic and diluted   $     (.28)      $      (.11)    $     (.17)      $       .27     $      (.28)
Weighted average
 common shares
 outstanding          110,261,774       118,106,457    118,112,697       118,143,431     116,193,587

MARKET PRICE DATA
 High                  $    7 7/8       $     7 5/8     $    7 1/2       $     7 1/4     $     7 7/8
 Low                   $    6 1/2       $     5 3/4     $        6       $     4 3/4     $     4 3/4


1996                        First           Second           Third            Fourth     Total Year
------------------     ------------     ------------    ------------     ------------    -----------
Net sales and
 other revenues        $  634,681       $   668,601     $  620,916       $ 1,090,422     $ 3,014,620
Operating income (loss)    (3,842)           13,911         (7,800)           59,132          61,401
Net earnings (loss)    $  (14,321)      $    (3,297)    $  (15,558)      $    19,787     $   (13,389)
Net earnings (loss)
 per common share
   Basic and diluted   $     (.13)      $      (.03)    $     (.14)      $       .18     $      (.12)
Weighted average
  common shares
  outstanding         107,746,498       107,746,760    107,752,989       107,757,531     107,750,945

MARKET PRICE DATA
  High                 $   11 1/8       $    12 1/4     $   13 1/4       $     9 1/8     $    13 1/4
  Low                  $    6 7/8       $     8 5/8     $    6 1/2       $     6 1/2     $     6 1/2



                                       PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS


The following persons are the directors of the Company.
                                                                                                Year
                                                                                          Elected as
Name                              Age   Offices with Registrant or Other (4)                Director
----------------------            ---   ------------------------------------------------------------
Dr. Michael Otto (1)              54    Chairman of the Board of Directors                  1982
                                        and Chairman of the Board of Directors
                                        of Otto Versand (GmbH & Co)

Harold S. Dahlstrand (1)(4)       53    Vice Chairman of the Board of Directors,            1994
                                        Chief Human Resources Officer and
                                        Chairperson of the Office of the President

Thomas Bohlmann                   52    Board of Directors and Director - Planning          1989
                                        and Control of Otto Versand (GmbH & Co)(1989)

Dr. Michael E. Cruesemann (2)(3)  52    Board of Directors and Director - Finance           1994
                                        of Otto Versand (GmbH & Co) and Chief
                                        Financial Officer of Otto Versand Group
                                        (1994); Deputy Director of Finance of
                                        Otto Versand (GmbH & Co)(1985)

Richard T. Fersch (4)             48    President and Chief Executive Officer of            1996
                                        Eddie Bauer

Hans Jorg Hammer                  58    Board of Directors and Director -                   1991
                                        Personnel of Otto Versand (GmbH & Co)(1991)

Horst R. Hansen (2)               63    Retired.  Prior to March 1994 was a member          1982
                                        of the Board of Directors and Director -
                                        Finance and Chief Financial Officer
                                        of Otto Versand Group

John W. Irvin (4)                 50    President and Chief Executive Officer of            1996
                                        Spiegel Catalog

Siegfried Kockmann                58    Board of Directors and Director -                   1997
                                        Organizational and Systems Planning of
                                        Otto Versand (GmbH & Co)(1982)

Michael R. Moran (3)(4)           51    General Counsel, Chief Legal Officer and            1997
                                        Member of the Office of the President

Dr. Peter Mueller (2)             56    Retired.  Prior to December 1997 was a              1985
                                        member of the Board of Directors and
                                        Director - Advertising and Marketing of Otto
                                        Versand (GmbH & Co)


Gert Rietz                        51    Board of Directors and Director -                   1997
                                        Merchandise of Otto Versand (GmbH & Co)(1989)

James W. Sievers (3)(4)           55    Chief Financial Officer and Member of               1997
                                        the Office of the President

Dr. Peer Witten                   52    Board of Directors and Director -                   1991
                                        Operations of Otto Versand (GmbH & Co) for
                                        at least the last five years

Martin Zaepfel (1)                54    Vice Chairman of the Board of Directors and
                                        Director - Advertising and Marketing of Otto
                                        Versand (GmbH & Co)(1998); Board of Directors
                                        and Director - Merchandise of Otto Versand
                                       (GmbH & Co)(1988)




(1) Member of Board Committee (Executive Committee)
(2) Member of Audit Committee
(3) Member of Finance Committee
(4) The business experience during the last five years of directors who are executive officers of the Company is detailed along with the listing of executive officers that follows.

The terms of all the above-named directors expire on the date of the next annual meeting of the stockholders which is to be held in April, 1998.

Dr. Michael Otto was a member of the Board of Directors and Director - Merchandise of Otto Versand for ten years prior to March 1, 1981.

There is no family relationship between any of the directors.

EXECUTIVE OFFICERS

The following persons are the executive officers and certain significant employees of the Company:



                                                       Positions and Offices Held
                                             (all positions and offices are of the Company
Name                             Age                   unless otherwise indicated)
----------------------           ---        ---------------------------------------------------
EXECUTIVE OFFICERS OF SPIEGEL, INC.:

Harold S. Dahlstrand             53          Vice Chairman, Chief Human Resources Officer
                                             and Chairperson of the Office of the President
                                            (1997); Senior Vice President - Human Resources
                                            (1993); and Director (1994)

Michael R. Moran                 51         General Counsel, Chief Legal Officer and Member
                                            of the Office of the President (1997); Senior Vice
                                            President, Secretary & General Counsel (1996);
                                            Vice President, Secretary & General Counsel (1988);
                                            and Director (1997)

James W. Sievers                 55         Chief Financial Officer (1994) and Member of
                                            the Office of the President (1997); Senior Vice
                                            President - Finance (1995); Vice President -
                                            Finance (1990); and Director (1997)

Richard T. Fersch                48         President (1992) and Chief Executive Officer (1997)
                                            of Eddie Bauer; and Director (1994)

John W. Irvin                    50         President (1996) and Chief Executive Officer (1997)
                                            of Spiegel Catalog; Senior Vice President, General
                                            Merchandise Manager of Mervyn's (a division of Dayton
                                            Hudson Corporation) (1992); and Director (1996)

George D. Ittner                 54         President (1992) and Chief Executive Officer (1997)
                                            of Newport News

Jon K. Nordeen                   42         Vice President and Chief Information Officer
                                            (1996); Director of Application Development of
                                            Dayton Hudson Corporation (1995); Director of
                                            Application Development - Department Store Division
                                            of Dayton Hudson Corporation (1987)

John R. Steele                   45         Vice President (1995) and Treasurer (1993)


CERTAIN SIGNIFICANT EMPLOYEES:

Gregory R. Aube                  45         President of FCNB (1995); General Counsel and
                                            Corporate Secretary of FCNB (1989)

James R. Cannataro               45         Executive Vice President - Finance and
                                            Administration of Eddie Bauer (1996); Senior Vice
                                            President - Finance of Eddie Bauer (1993)

Julie A. Rodway                  38         Executive Vice President - Merchandising of Eddie
                                            Bauer (1997); Senior Vice President - Merchandising
                                            of Eddie Bauer (1996); Vice President - Catalog
                                            Merchandising of Eddie Bauer (1995); President -
                                            Logan's Drive (a small specialty retailer focusing
                                            on casual menswear) (1993)

Dr. Jack Sansolo                 54         Executive Vice President - Global Brand Direction
                                            of Eddie Bauer (1997); Senior Vice President -
                                            Global Brand Direction of Eddie Bauer (1996);
                                            President/Owner of Point A Consulting (a marketing,
                                            communications and advertising consultancy in
                                            California) (1993)

Georgia Shonk-Simmons            46         Executive Vice President - Merchandising and
                                            Marketing of Newport News (1994); Vice President -
                                            Merchandise of Spiegel (1993)

Karl A. Steigerwald              51         Executive Vice President - Administration of
                                            Spiegel Catalog (1996); Vice President -
                                            Marketing of Spiegel (1992)

Michael L. Wilson                43         President of DFS (1996); Director - Logistics of
                                            Eddie Bauer (1995); Vice President - Retail
                                            Distribution of DFS (1993)




The terms of all the above-named officers expire on the date of the next annual meeting of the Board of Directors which is to be held in April, 1998.

There is no family relationship between any of the officers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued by the Company for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 to or on behalf of each of the seven most highly compensated key policy-making executive officers of the Company.



                                                                       Stock
     Name and                                    Annual Compensation   Options      All Other
     Principal                                   Salary        Bonus   Granted    Compensation (4)
     Position                       Year         ($)           ($)        (#)         ($)
     ----------------------         ----        --------   ---------   --------   ------------
     Harold S. Dahlstrand           1997        $290,000   $150,000    10,000     $   99,357
       Vice Chairman,               1996         230,000    123,464     7,500         80,056
       Chief Human Resources        1995         210,000          -     5,000         59,642
       Officer and Chairperson
       of the Office of the President

     Michael R. Moran               1997        $260,000   $150,000    10,000     $   94,456
       General Counsel, Chief       1996         210,000     23,464     5,000         90,635
       Legal Officer, Member        1995         180,000          -     7,500         51,700
       of the Office of the
       President and Director

     James W. Sievers               1997        $310,000   $150,000    10,000     $  103,765
       Chief Financial Officer,     1996         270,000     23,464     5,000         95,151
       Member of the Office of      1995         225,000          -    10,000         57,883
       the President and Director

     John J. Shea (2)               1997        $375,000   $      -         -     $1,685,980
       Retired.  Former Vice        1996         700,000     23,464         -        198,200
       Chairman, President,         1995         600,000          -   100,000(1)     157,732
       Chief Executive Officer
       and Director

     Richard T. Fersch              1997        $650,000   $243,700    10,000     $  157,789
       President and Chief          1996         600,000    702,000    10,000        150,387
       Executive Officer of         1995         415,000    466,875    50,000         68,789
       Eddie Bauer and Director

     John W. Irvin (3)              1997        $475,000   $213,750    10,000     $  126,945
       President and Chief          1996         300,000    100,000    60,000         88,649
       Executive Officer of         1995               -          -         -              -
       Spiegel Catalog and
       Director

     George D. Ittner               1997        $374,736   $175,000    25,000     $   57,906
       President of                 1996         366,045     50,000     5,000         49,601
       Newport News                 1995         330,000          -     5,000         24,612



     (1) The options granted to John J. Shea in 1995 represent a repricing of 100,000 of the options granted to him in 1993.

     (2) John J. Shea retired from the Company and the Board of Directors in July 1997. As part of his retirement agreement, Mr. Shea received $1,525,000 in 1997 and will receive an additional $750,000 in 1998.

     (3)  John W. Irvin joined Spiegel Catalog in April 1996.

     (4) The following tables summarize all other compensation for the years ended January 3, 1998, December 28, 1996 and December 30, 1995:




                                Retirement   Car Allowance/  Life Insurance
              Name               Benefits        Other       Premiums Paid      Total
          --------------------  -----------  -------------  ----------------  ----------
     1997 Harold S. Dahlstrand  $   25,300   $   64,055        $  10,002      $   99,357
          Michael R. Moran          22,600       64,095            7,761          94,456
          James W. Sievers          27,100       62,779           13,886         103,765
          John J. Shea           1,591,700       52,981           41,299       1,685,980
          Richard T. Fersch         57,700       45,251           54,838         157,789
          John W. Irvin             41,950       50,712           34,283         126,945
          George D. Ittner           5,476       52,430                -          57,906

     1996 Harold S. Dahlstrand  $   20,030    $  46,184        $  13,842      $   80,056
          Michael R. Moran          18,210       61,593           10,832          90,635
          James W. Sievers          23,670       53,102           18,379          95,151
          John J. Shea              86,663       56,918           54,619         198,200
          Richard T. Fersch         53,700       41,710           54,977         150,387
          John W. Irvin                  -       49,476           39,173          88,649
          George D. Ittner           3,791       43,835            1,975          49,601

     1995 Harold S. Dahlstrand  $   22,537    $  27,397        $   9,708      $   59,642
          Michael R. Moran          17,643       26,588            7,468          51,700
          James W. Sievers          20,906       23,578           13,399          57,883
          John J. Shea              86,151       38,168           33,413         157,732
          Richard T. Fersch         35,275       33,514                -          68,789
          John W. Irvin                  -            -                -               -
          George D. Ittner           4,620       17,998            1,994          24,612



OPTION GRANTS TABLE

The following table sets forth grants of stock options to the named executive officers during the year ended January 3, 1998 and the potential realizable value of the grants assuming that the market price of the underlying stock appreciates in value from the date of grant to the end of the option term at the stipulated annual rates of 5% and 10%:





                     Number
                       of                                             Potential Realizable
                   Securities   Percent of                            Value at Assumed
                     Under-   Total Options                         Annual Rates of Stock
                     lying     Granted to                            Price Appreciation
                     Options    Employees   Exercise   Expiration       for Option
Name                 Granted    in 1997       Price      Date        5% ($)     10% ($)
-------------------- --------  -----------  --------  -----------   --------   ---------
Harold S. Dahlstrand  10,000     7.4%         4.90     12/31/07     30,816       78,093

Michael R. Moran      10,000     7.4%         4.90     12/31/07     30,816       78,093

James W. Sievers      10,000     7.4%         4.90     12/31/07     30,816       78,093

John J. Shea             -        -             -          -           -            -

Richard T. Fersch     10,000     7.4%         4.90     12/31/07     30,816       78,093

John W. Irvin         10,000     7.4%         4.90     12/31/07     30,816       78,093

George D. Ittner      25,000    18.6%         4.90     12/31/07     77,040      195,233





The stock options granted become exercisable at the rate of 20% per year from the date of the grant.

AGGREGATED OPTION EXERCISES IN 1997 AND JANUARY 3, 1998 OPTION VALUES

The following table sets forth shares acquired on exercise and stock option values at January 3, 1998:




                                           Number of Securities    Value of Unexercised
                                         Underlying Unexercised    In-the-Money Options
                        Shares                  Options at                  at
                       Acquired               January 3, 1998         January 3, 1998
                         On       Value   Exercise-   Unexercise- Exercise-   Unexercise-
   Name                Exercise  Realized   able        able       able           able
---------------------  --------  --------  -------     --------   -------     -----------

Harold S. Dahlstrand        -        -     39,700       22,000     $  516        $    -

Michael R. Moran            -        -     43,400       21,100      2,580             -

James W. Sievers            -        -     38,400       22,600         -              -

John J. Shea                -        -    358,000          -           -              -

Richard T. Fersch           -        -     52,400       53,000         -              -

John W. Irvin               -        -     12,000       58,000         -              -

George D. Ittner            -        -      6,000       34,000         -              -




COMPENSATION OF DIRECTORS

The Company pays an annual fee of $10,000 to its independent directors and reimburses any reasonable out-of-pocket expenses incurred by all directors in attending meetings.

REPORT OF REPRICING OF OPTIONS

The following table sets forth a 1995 transaction which, in effect, repriced certain options granted. This transaction was approved by the Board of Directors and the Stock Option Committee.



                                                                                    Length of
                            Number of      Market Price   Exercise                  Original
                            Securities     of Stock at    Price at                  Option Term
                            Underlying     Time of        Time of                   Remaining at
                            Options        Repricing or   Repricing or  New         Date of
                            Repriced or    Amendment      Amendment     Exercise    Repricing or
Name              Date      Amended (#)        $             $          Price ($)   Amendment
-----            ------    ------------    ------------  ------------  -----------  ------------
John J. Shea    5/10/95      100,000          $10.00       $22.75       $10.00      8 years



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board Committee, which determines executive officer compensation, consists of Dr. Michael Otto, Martin Zaepfel, and Harold S. Dahlstrand. Mr. Dahlstrand also serves as the Chairperson of the Office of the President of the Company.

EMPLOYEE BENEFITS

     STOCK OPTION PLAN

     The Spiegel, Inc. Salaried Employees Incentive Stock Option Plan is administered by a Stock Option Committee consisting of three members of the Company's Board of Directors who are not salaried employees of the Company or its participating subsidiaries and who are appointed to the Committee periodically. Certain salaried employees of Spiegel and its subsidiaries are eligible to participate in the plan. Options are granted to those eligible employees as determined by the Stock Option Committee. The Stock Option Committee also has authority to determine the number of shares and terms consistent with the plan with respect to each option. Options granted under the plan relate to the Class A Non-Voting Common Stock of the Company. The maximum number of shares which may be issued under options granted is 1,900,000 shares. The participants' options become exercisable at the rate of 20% per year. The options expire ten years after the date of grant of options. The option price upon exercise of the option is the fair market value of the shares on the date of grant of the option.
     Options granted under the plan are not transferable or assignable other than by will or by the laws of descent and distribution.

     The average per share price of stock options granted during the year was $4.90. Net cash realized with respect to the exercise of options during the year was approximately $228,000.

     SPIEGEL GROUP VALUE IN PARTNERSHIP PROFIT SHARING AND 401(k) SAVINGS PLAN

     The Company maintains two consolidated Profit Sharing and 401(k) Savings Plans for employees of Spiegel, Eddie Bauer, FCNB and Distribution Fulfillment Services ("DFS"). Participation commences on the beginning of a quarter following one year of continuous service. The Company and participating subsidiaries contribute annually to the plan 7% of the first $100 million of Spiegel consolidated earnings before income taxes, plus 6% of the second $100 million of Spiegel consolidated earnings before income taxes, plus 4% of Spiegel consolidated earnings before income taxes in excess of $200 million plus any other amounts determined by the Company's Board of Directors. A minimum contribution of 4% of eligible considered compensation will be made, but in no event will the total contribution exceed the maximum amount deductible for Federal income tax purposes. Company contributions and forfeitures are allocated among eligible participants in proportion to considered compensation. A participant can make nondeductible after-tax contributions to the plan of up to 5% of their considered compensation, subject to special limitations imposed by the Internal Revenue Code thereon.

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

     All contributions and investments are held in a trust for the benefit of plan participants. All employees who participate in the plan after one year of service are 100% vested in their contributions and earnings thereon but become vested in the Company's matching contribution and earnings thereon at a rate based on years of service, with full vesting after a maximum of seven years. Participants are permitted to borrow from their account, but may have only one outstanding loan at a time. Repayment is made through payroll deductions. Participants who suffer a financial hardship as defined by the Internal Revenue Code and who are not eligible for a loan may withdraw amounts from the plan while still employed. In addition, participants may annually receive a distribution of their after-tax contributions. All participants receive the full value of their accounts under the plan upon retirement after age 62 or permanent disability and the vested portion of their accounts on other termination of employment. The full value of a deceased participant's account is distributable to his beneficiaries. Distributions are made in a lump sum.

     SPIEGEL, INC., SUPPLEMENTAL RETIREMENT BENEFIT PLAN

     The Company maintains an unfunded supplemental retirement plan for the benefit of its employees and those of its participating subsidiaries covered by the Spiegel Group Value in Partnership Profit Sharing and 401(k) Savings Plan described above (the "profit sharing and thrift plans") whose benefits under the profit sharing and thrift plans are reduced by application of Sections 415, 401(a)(17) and 402(g)of the Internal Revenue Code. If a participant's annual additions under the profit sharing and thrift plans are reduced by reason of special limitations of the Internal Revenue Code, the Company will make an annual contribution to the trust in the amount of the reduction. Supplemental benefits under the supplemental retirement plan are payable in cash at the same time and in the same manner as the participant's employer account under the profit sharing and thrift plans except no payments are made prior to death, disability or reaching retirement age.

     SPLIT DOLLAR LIFE INSURANCE PROGRAM

     The Company maintains a split dollar life insurance program covering certain executives of the Company. A covered employee may apply for an individual life insurance policy on his life in a face amount up to three times his base salary. The employee pays a portion of the annual premium equal to the after tax cost of an equivalent amount of term life insurance. The balance of the premium due (if any) is paid by the Company. The Company owns a part of the cash value equal to its payments and is beneficiary for that amount. The employee names his own beneficiary and collaterally assigns the policy to the Company to the extent of the Company's payments. Cash value and dividends accumulate tax-free and all amounts in excess of the Company's payments belong to the employee. On the death of the employee, any amounts due to the Company are paid with the balance of the proceeds distributed as directed by the employee.

     EXECUTIVE BONUS AND INCENTIVE PLANS

     The Company maintains various bonus plans for certain of its executives, designed to reward performance. The Company's annual payment of bonuses is based upon the attainment of pre-determined operating, financial and individual performance objectives. For 1997, approximately $9,900,000 was earned under these bonus plans.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Spiegel Holdings, Inc. (SHI) holds 99.9% of the Company's Class B Voting Common Stock. The following table sets forth certain information with respect to the number of shares of Class B Voting Common Stock owned by SHI, which is the only stockholder beneficially owning more than 5% of the Class B Voting Common Stock. SHI is a holding company whose principal asset is stock of the Company. The total number of holders of the Company's Class B voting Common Stock as of March 26, 1998, was two.



                                                                          Percentage of
                                                                          Outstanding
                                    Number of            Title of         Class B Voting
Name and Address                    Shares(1)            Class            Common Stock
-------------------------          -----------           ---------        ---------------
Spiegel Holdings, Inc.(2)           116,957,089         Class B           99.9%
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

B.  SECURITY OWNERSHIP OF MANAGEMENT

As of March 26, 1998, certain members of the Company's Board of Directors, and the directors and officers of the Company as a group, owned shares of the Company's Class A Non-Voting Common Stock as indicated in the following table:

As shown in Column II, in the case of Company officers, portions of the shares indicated as beneficially owned are actually shares attributable to unexercised and unexpired options for Class A Non-Voting Common Stock granted by the Company to such officers, which are exercisable as of, or first become exercisable within 60 days after, March 26, 1998.



                                     Amount and
                Name of              Nature of
 Title        Beneficial             Beneficial       Acquirable        Percent
of Class        Owner                Ownership (1)  Within 60 Days      of Class
--------   --------------------      -------------  --------------   ------------
                                         (I)              (II)           (III)
Class A   Gregory A. Aube               1,200           1,200             *

Class A   James R. Cannataro           18,000          17,000             *

Class A   Harold S. Dahlstrand         56,850          39,700             *

Class A   Richard T. Fersch            56,000          52,400             *

Class A   John W. Irvin                32,000          22,000             *

Class A   George D. Ittner              8,400           6,000             *

Class A   Michael R. Moran             55,400          43,400             *

Class A   Dr. Peter Mueller            10,000          10,000             *

Class A   Julie Rodway                  1,400           1,400             *

Class A   Jack Sansolo                  1,000           1,000             *

Class A   Georgia Shonk-Simmons        30,900          30,900             *

Class A   James W. Sievers             44,400          38,400             *

Class A   John R. Steele                1,150             900             *

Class A   Karl A. Steigerwald          44,200          31,000             *

Class A   Michael L. Wilson             1,038           1,038             *

Class A   All directors and           361,900         286,300           2.5%
          officers as a group
          (25 persons)




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

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand and Turkey. Otto Versand International (GmbH) is a wholly-owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $4,050,000 in 1997, $3,917,000 in 1996, and $3,720,000 in 1995. The arrangements are indefinite in term but may generally be canceled by either party upon one year's written notice.

The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise by catalog and in retail stores. Otto Versand owns Together, Ltd. Commission expenses incurred on this account were $3,171,000, $3,870,000 and $5,755,000 in 1997, 1996 and 1995, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

In 1993, the Company formed a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in Japan. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were 28 stores open in Japan as of January 3, 1998. To date, Eddie Bauer has contributed $9,294,000 to the project and in 1994, received a $2,500,000 licensing fee for the use of its name. Eddie Bauer received $4,272,000, $3,981,000 and $3,243,000 in royalty income on retail and catalog sales during 1997, 1996 and 1995, respectively. Eddie Bauer recorded approximately a loss of $31,000 in 1997, income of $406,000 in 1996, and a loss of $673,000 in 1995 for its equity share of the joint venture.

During 1995, Eddie Bauer formed a joint venture with Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in Germany. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were seven stores open in Germany as of January 3, 1998. Eddie Bauer has contributed $3,482,000 to the project and has received $1,000,000 in licensing fees for the use of its name. Eddie Bauer received $756,000, $773,000 and $295,000 in royalty income on retail and catalog sales during 1997, 1996 and 1995, respectively. Eddie Bauer recorded approximately $1,642,000, $707,000 and $98,000 of losses for its equity share of the joint venture during 1997, 1996 and 1995.

During 1996, Eddie Bauer formed a joint venture with Gratten plc (a subsidiary of Otto Versand)and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were two stores open in the United Kingdom as of

January 3, 1998. A licensing fee will not be recognized until 1998. Eddie Bauer received $41,000 in royalty income on retail and catalog sales during 1997. Eddie Bauer recorded approximately $957,000 of losses for its equity share of the joint venture during 1997.

In 1993, Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd. (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia and contacts suppliers, inspects goods and handles shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $22,900,000, $14,476,000 and $13,907,000 for these services in 1997, 1996 and 1995, respectively. In 1997, an Eddie Bauer International, Ltd. buying office was established in the United States to provide similar sourcing services in the Americas beginning in 1998.

In March 1994, Newport News issued 113 shares of non-voting preferred stock to ten directors and ten other executive officers of the Company and nine executive officers and directors of Newport News and Otto Versand for $40,000 per share. Each participant was eligible to purchase up to four shares. Of the initial issuance, 85 shares remain outstanding held by the following individuals with the number of shares each owns indicated by parentheses following each name:
Dr. Michael Otto (4); Thomas Bohlmann (3); Hans-Christoph Fischer (4); Hans Jorg Hammer (4); Dr. Peter Mueller (4); Peer Witten(4); John J. Shea (4); Harold S. Dahlstrand (4); James J. Broderick (4); Robert E. Conradi (4); Michael R. Moran
(4); Georgia L. Shonk-Simmons (4); James W. Sievers (4); Karl A. Steigerwald
(4); George D. Ittner (4); James W. Brewster (4); Geralyn M. Madonna (2); Gerhard Hocht (4); Siegfried Kockmann (4); Gert Rietz (4); Martin Zaepfel (4) and Dr. Michael Cruesemann (4). In December, 1995, an additional seven shares were offered to four executive officers from Newport News and Eddie Bauer at $43,000 per share. These individuals and the number of shares each owns, indicated in parenthesis following each name, include: Martin Smith (1); David Knoll (1); Charles Krieg (1); and Richard Fersch (4). The redemption price of the preferred stock prior to December 31, 1997 ranged from $40,000 to $43,000 per share. Subsequent to December 31, 1997, the redemption price is fair market value. All shares of Newport News non-voting preferred stock must be redeemed by December 31, 1999.

In March 1997, the Company issued 10.3 million shares of Class B voting common stock for $70,000 to its majority shareholder, Spiegel Holdings, Inc. The Company issued an additional 13.5 million shares of Class B voting common stock for $70,000 to Spiegel Holdings, Inc. in March 1998. The proceeds from these issuances, net of related costs, are being used to fund working capital and investing needs, including the continued expansion of Eddie Bauer.

The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                    PAGE
A.   1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                 16
          Consolidated Statements of Earnings                         17
          Consolidated Statements of Stockholders' Equity             18
          Consolidated Statements of Cash Flows                       19
          Notes to Consolidated Financial Statements                  20-33
          Report of Independent Auditors                              35
          Selected Quarterly Financial Data                           36


     2.   FINANCIAL STATEMENT SCHEDULE

          Independent Auditors' Report on Schedule                    54
          Schedule II--Valuation and Qualifying Accounts              55


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

     B.    REPORTS ON FORM 8-K

           None.

     INDEPENDENT AUDITORS' REPORT ON SCHEDULE

     The Board of Directors and Stockholders
     Spiegel, Inc.:

     Under date of February 11, 1998, we reported on the consolidated balance sheets of Spiegel, Inc., and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended January 3, 1998, which are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                               /S/ KPMG PEAT MARWICK LLP


     Chicago, Illinois
     February 11, 1998

                                                                 SCHEDULE II


                            SPIEGEL, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEARS ENDED
                                   ($000s omitted)



                                              January 3,   December 28,  December 30,
                                                1998          1996          1995
                                             -----------   ------------  ------------
     Allowance for doubtful accounts

     Balance at beginning of year            $  14,830    $  40,832    $  49,954
       Charged to earnings                      13,521       22,593       91,612
       Reduction for receivables sold             (235)     (23,861)     (33,600)
       Accounts written off, net of
         recoveries                            (13,194)     (24,734)     (67,134)
                                             ----------   ----------   ----------
       Balance at end of year                $  14,922    $  14,830    $  40,832
                                             ==========   ==========   ==========


                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spiegel, Inc., has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 1998.

     SPIEGEL, INC.

                              By:   /s/ Harold S. Dahlstrand
                                    Harold S. Dahlstrand, Chief Human
                                    Resources and Chairperson of the Office
                                    of the President
                                    (Principal Operating Executive Officer)

                                    /s/ James W. Sievers
                                    James W. Sievers, Chief Financial
                                    Officer and Member of the Office of the
                                    President (Principal Operating
                                    Executive Officer and Principal
                                    Financial and Accounting Officer)

                                    /s/ Michael R. Moran
                                    Michael R. Moran, General Counsel,
                                    Chief Legal Officer and Member of the
                                    Office of the President
                                    (Principal Operating Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc., and in the capacities indicated on April 3, 1998.





         Signature                     Title
--------------------------          ------------------------------------------

/s/ Harold S. Dahlstrand            Vice Chairman of the Board of Directors,
Harold S. Dahlstrand                Chief Human Resources Officer and Chairperson
                                    of the Office of the President (Principal
                                    Operating Executive Officer)


/s/ James W. Sievers                Chief Financial Officer and Member of the
James W. Sievers                    Office of the President (Principal Operating
                                    Executive Officer and Principal Financial and
                                    Accounting Officer) and Director

/s/ Michael R. Moran                General Counsel, Chief Legal Officer and Member
Michael R. Moran                    of the Officer of the President (Principal
                                    Operating Executive Officer) and Director


/s/ D. L. Skip Behm                 Vice President - Controller (Principal
D. L. Skip Behm                     Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc., and in the capacities indicated on April 3, 1998.


         Signature                     Title
--------------------------          ------------------------------------------


/s/ Thomas Bohlmann                   Director
Thomas Bohlmann



/s/ Dr. Michael E. Cruesemann         Director
Dr. Michael E. Cruesemann



/s/ Richard T. Fersh                  Director
Richard T. Fersch



/s/ John W. Irvin                     Director
John W. Irvin



/s/ Martin Zaepfel                    Director
Martin Zaepfel

