Form 10-Q
period 1998-04-04
SPIEGEL INC
filed 1998-05-19
CIK 276641

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                FORM 10-Q
(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 4, 1998
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1998 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,701,964 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SPIEGEL,INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, April 4, 1998 and January 3, 1998

Consolidated Statements of Earnings,
     Thirteen Weeks Ended April 4, 1998 and March 29, 1997

Consolidated Statements of Cash Flows,
     Thirteen Weeks Ended April 4, 1998 and March 29, 1997

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


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)

                         April 4, 1998 and January 3, 1998

                                                    (unaudited)
                                                       April 4,      January 3,
                                                           1998            1998
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    29,929    $    47,582
   Receivables, net                                     464,523        563,376
   Inventories                                          515,485        508,756
   Prepaid expenses                                      81,344         89,137
   Refundable income taxes                                8,841          6,064
   Deferred income taxes                                 29,912         29,908
                                                    ------------   ------------
     Total current assets                             1,130,034      1,244,823

 Property and equipment, net                            385,223        394,822
 Intangible assets, net                                 158,703        159,016
 Other assets                                           151,619        150,893
                                                    ------------   ------------
                Total Assets                        $ 1,825,579    $ 1,949,554
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                       $   138,614     $  102,900
   Accounts payable                                     147,066        238,723
   Accrued liabilities:
     Salaries and wages                                  18,927         37,305
     General taxes                                      108,475        120,345
     Allowance for returns                               22,762         37,094
     Other accrued liabilities                           91,150         98,362
                                                    ------------   ------------
     Total current liabilities                          526,994        634,729

 Long-term debt, excluding current maturities           653,036        713,750
 Indebtedness to related parties                         15,000             --
 Deferred income taxes                                   15,477         32,982
                                                    ------------   ------------
     Total liabilities                                1,210,507      1,381,461

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 14,683,964 shares
    at April 4, 1998 and 14,660,464 at
    January 3, 1998                                      14,684         14,660
   Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; issued 117,009,869 shares at
    April 4, 1998 and 103,483,298 at
    January 3, 1998                                     117,010        103,483
   Additional paid-in capital                           328,206        271,645
   Retained earnings                                    155,172        178,305
                                                    ------------   ------------
 Total stockholders' equity                             615,072        568,093
                                                    ------------   ------------
   Total liabilities and stockholders' equity       $ 1,825,579    $ 1,949,554
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  Spiegel, Inc. and Subsidiaries

                  Consolidated Statements of Earnings

                  ($000s omitted, except per share amounts)

                  Thirteen Weeks Ended April 4, 1998 and March 29, 1997 (unaudited)


                                                     Thirteen Weeks Ended
                                                    April 4,      March 29,
                                                        1998           1997
                                                 ------------   ------------
Net sales and other revenues:
 Net sales                                       $   532,450    $   569,785
 Finance revenue                                      49,214         22,528
 Other revenue                                         8,889          9,499
                                                 ------------   ------------
                                                     590,553        601,812
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                379,612        400,935
  Selling, general and administrative
   expenses                                          234,704        240,740
                                                 ------------   ------------
                                                     614,316        641,675
                                                 ------------   ------------
Operating income (loss)                              (23,763)       (39,863)

Interest expense                                      16,870         16,370
                                                 ------------   ------------

Earnings (loss) before income taxes                  (40,633)       (56,233)

Income tax benefit                                   (17,500)       (25,024)
                                                 ------------   ------------

Net earnings (loss)                              $   (23,133)   $   (31,209)
                                                 ------------   ------------
                                                 ------------   ------------

Net earnings (loss) per common share
Basic and diluted                                $     (0.19)   $     (0.28)
                                                 ------------   ------------
                                                 ------------   ------------
Weighted average number of common
 shares outstanding                              119,484,137    110,261,774
                                                 ------------   ------------
                                                 ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    Spiegel, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows

                    ($000s omitted)

                    Thirteen Weeks ended April 4, 1998 and March 29, 1997 (unaudited)

                                                           Thirteen Weeks Ended
                                                          April 4,       March 29,
                                                              1998            1997
                                                       ------------    ------------

Cash flows from operating activities:
 Net earnings (loss)                                   $   (23,133)    $   (31,209)
 Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
  Depreciation and amortization                             19,207          20,467
  Change in assets and liabilities,
   net of effects of acquisition:
    Decrease in sold customer receivables                  (24,897)       (113,572)
    Decrease in receivables, net                           123,750         169,792
    Increase in inventories                                 (6,729)        (18,725)
    (Increase) decrease in prepaid expenses                  7,794          (1,704)
    Decrease in accounts payable                           (91,657)       (105,687)
    Decrease in accrued liabilities                        (51,792)        (59,904)
    Decrease in income taxes                               (20,286)        (26,027)
                                                       ------------    ------------
    Total adjustments                                      (44,610)       (135,360)
                                                       ------------    ------------
Net cash used in operating activities                  $   (67,743)    $  (166,569)
                                                       ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                    (6,147)         (7,356)
 Net additions to other assets                              (3,874)         (6,795)
                                                       ------------    ------------
  Net cash used in investing activities                    (10,021)        (14,151)
                                                       ------------    ------------

Cash flows from financing activities:
 Issuance of debt                                          145,000         108,000
 Payment of debt                                          (155,000)        (45,024)
 Issuance of Class B common stock                           70,000          70,000
 Exercise of stock options                                     111              22
                                                       ------------    ------------
  Net cash provided by financing activities                 60,111         132,998
                                                       ------------    ------------

Net change in cash and cash equivalents                    (17,653)        (47,722)
Cash and cash equivalents at beginning of year              47,582          86,917
                                                       ------------    ------------
Cash and cash equivalents at end of period             $    29,929     $    39,195
                                                       ------------    ------------
                                                       ------------    ------------
Supplemental cash flow information:
 Cash paid during the period for:

  Interest                                             $    13,374     $    12,926
                                                       ------------    ------------
                                                       ------------    ------------
  Income taxes                                         $     3,243     $     3,170
                                                       ------------    ------------
                                                       ------------    ------------

[FN]
See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------
-------------------------------------------------------------------------

                             Spiegel, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements
                          ($000s omitted, except per share amounts)
                                         (unaudited)

(1)  Basis of presentation
   The consolidated financial statements included herein are unaudited and have been prepared from the books and records of the Company in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.
   All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the year ended January 3, 1998. Due to the seasonality of the Company's business, the results for interim periods are not necessarily indicative of the results for the year.

(2)  Indebtedness to related parties
   The Company received a term loan in the first quarter of 1998 from 3 Suisses BVG (a wholly owned subsidiary of Otto Versand) for $15,000. The loan bears interest at a variable rate based on LIBOR plus a margin. This loan is due in its entirety in October 2000.

(3)  Issuance of Class B common stock
   On March 26, 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The proceeds of $70 million from this issuance will be used primarily to fund working capital and investing needs.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

(000s omitted, except per share amounts)

Results of Operations:

Thirteen Weeks Ended April 4, 1998 As Compared To Thirteen Weeks
  Ended March 29, 1997
-----------------------------------------------------------------------------
Net sales for the thirteen weeks ended April 4, 1998 were $532,450 compared to $569,785 for the thirteen weeks ended March 29, 1997. This 7% decrease was driven by an 11% decline in catalog net sales and a 1% decline in retail net sales. Catalog net sales results for the quarter reflected a planned circulation reduction at Spiegel Catalog, partially offset by higher catalog sales at Eddie Bauer and Newport News. Spiegel Catalog decreased circulation to marginal customers to improve catalog productivity as it continues to implement new strategies aimed at improving performance. Retail net sales decreased due to weakness experienced at Eddie Bauer, which posted a 10% decline in comparable-store sales for the quarter. Higher markdowns taken to liquidate fall season merchandise negatively affected Eddie Bauer's sales, in addition to weak response to certain spring season products.

Finance revenue for the first quarter of 1998 was $49,214 compared to $22,528 for the same period in 1997. This increase resulted primarily from pricing changes implemented by the Company's credit division in October 1997. In addition, higher finance revenues were realized due to a 36% increase in average MasterCard receivables resulting primarily from favorable response to the co-branded Spiegel MasterCard and Eddie Bauer MasterCard programs.

The gross profit margin on net sales decreased to 28.7% for the thirteen weeks ended April 4, 1998 from 29.6% for the comparable 1997 period. Gross profit margin rate improvements at Spiegel Catalog and Newport News were offset by lower gross profit margins experienced at Eddie Bauer. The margin decline at Eddie Bauer resulted primarily from a higher level of clearance and promotional markdown activity to liquidate fall season merchandise and manage inventories. Consolidated inventories at quarter-end were down 1% compared to last year.

Selling, general and administrative expenses as a percentage of total revenues for the thirteen weeks ended April 4, 1998 and March 29, 1997 were 39.7% and 40.0%, respectively. Numerous cost-cutting initiatives have been implemented by the Company. These initiatives were most prevalent at Spiegel Catalog, where selling, general and administrative expenses were reduced by 30% compared to last year. However, lackluster sales performance at Eddie Bauer resulted in less leverage of selling, general and administrative expenses, offsetting the expense improvements in other divisions.

Interest expense increased 3% for the thirteen weeks ended April 4, 1998 to $16,870 compared to $16,370 for the thirteen weeks ended March 29, 1997. This increase was due to slightly higher average debt levels, partially offset by lower average interest rates.

Seasonality and Quarterly Fluctuations:
The Company, like other retailers, experiences seasonal fluctuations in its revenues and net earnings. Historically, a disproportionate amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Capital Resources:
The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer accounts receivable, and the issuance of debt and common stock. Total customer receivables sold were $1,267,816 at April 4, 1998, $1,292,713 at January 3, 1998 and $1,350,158
at March 29, 1997.

Net cash used in operating activities was $67,743 for the thirteen weeks ended April 4, 1998 as compared to $166,569 used for the thirteen weeks ended March 29, 1997. All categories contributed to the net $98,826 improvement, most notably accounts receivable.

Net additions to property and equipment for the thirteen weeks ended
April 4, 1998 were $6,147 compared to $7,356 for the comparable period of 1997. The capital spending in 1998 and 1997 was primarily related to Eddie Bauer retail store expansion and remodeling.

On March 26, 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $70 million are being used primarily to fund working capital and investing needs, including continued expansion of Eddie Bauer.

In March 1994 and December 1995, Newport News issued shares of redeemable preferred stock to certain directors and executive officers of the Company, its subsidiaries and Otto Versand. The redemption price of the preferred stock prior to December 31, 1997 was at face value. Subsequent to December 31, 1997, the redemption price was fair market value, as determined by an independent valuation consultant. All shares were redeemed in April 1998 for $12,236. The excess of the redemption price over the carrying value of the preferred stock of $8,535 represents a return to the preferred stockholders.
In the second quarter, this excess consideration will be treated as a dividend to the preferred stockholders and, in accordance with SFAS No. 128, will reduce earnings available to common shareholders and the related earnings per share.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, sales of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

Year 2000:
The Company continues to take the appropriate steps to minimize the threat of any material technical failure relating to Year 2000 compliance issues. Program conversion remains essentially on schedule, with testing being completed as systems are converted. In order to simulate year-end 1999 processing for all operating systems, substantially all internal software modifications will be completed by December 31, 1998. The Company has also implemented a comprehensive plan to communicate to all critical vendors and suppliers the expectation that they attain Year 2000 compliance in a timely manner. Contingency plans will be in place by year-end 1998 to provide alternate solutions if the progress of certain critical suppliers and vendors is questionable so as not to jeopardize our ability to service our customers.

The Company believes it is acting prudently in addressing the Year 2000 issue. However, it is impossible for any company to ensure Year 2000 compliance. While it is certainly possible that there may be some litigation arising from the Year 2000 conversion, the Company does not anticipate, nor can it estimate, any costs associated with such litigation at this time.

The costs associated with this effort are expected to range between $7,000 and $10,000. These costs are expensed as incurred, with amounts associated with this effort totaling approximately $1.6 million through April 4, 1998.

Forward Looking Statements:
This report contains statements which are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Such forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated including but not limited to, financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, state and federal laws and regulations related to offering and extending credit, the impact of competitive activities, inventory risks due to shifts in the market demand, risks associated with collections on the Company's credit card portfolios, interest rate fluctuations, and postal rate, paper or printing cost increases, and the success of planned merchandising, advertising, marketing and promotional campaigns, as well as other risks indicated in other filings with the Securities and Exchange Commission such as the Company's most recent Form 10-K.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

   /s/ James W. Sievers     Chief Financial Officer and      May 19, 1998
       James W. Sievers     Member of the Office of the
                            President
                            (Principal Operating Executive Officer
                            and Principal Financial Officer)

  /s/ D. L. Skip Behm       Vice President - Controller      May 19, 1998
      D. L. Skip Behm       (Principal Accounting Officer)
