Form 10-Q
period 1998-07-04
SPIEGEL INC
filed 1998-08-18
CIK 276641

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

For the quarter ended July 4, 1998
                                    or
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 1998 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,703,964 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SPIEGEL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, July 4, 1998 and January 3, 1998

Consolidated Statements of Earnings,
     Thirteen and Twenty-six Weeks Ended July 4, 1998 and June 28, 1997

Consolidated Statements of Cash Flows,
     Twenty-six Weeks Ended July 4, 1998 and June 28, 1997

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)

                         July 4, 1998 and January 3, 1998

                                                    (unaudited)
                                                         July 4,     January 3,
                                                           1998           1998
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    32,229    $    47,582
   Receivables, net                                     498,146        563,376
   Inventories                                          494,918        508,756
   Prepaid expenses                                      87,737         89,137
   Refundable income taxes                               10,313          6,064
   Deferred income taxes                                 29,871         29,908
                                                    ------------   ------------
     Total current assets                             1,153,214      1,244,823

 Property and equipment, net                            372,629        394,822
 Intangible assets, net                                 157,991        159,016
 Other assets                                           100,854        150,893
                                                    ------------   ------------
                Total Assets                        $ 1,784,688    $ 1,949,554
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                       $   138,614     $  102,900
   Accounts payable                                     160,954        238,723
   Accrued liabilities:
     Salaries and wages                                  20,785         37,305
     General taxes                                      101,735        120,345
     Allowance for returns                               22,339         37,094
     Other accrued liabilities                           87,745         98,362
                                                    ------------   ------------
     Total current liabilities                          532,172        634,729

 Long-term debt, excluding current maturities           619,536        713,750
 Indebtedness to related parties                         15,000             --
 Deferred income taxes                                   13,728         32,982
                                                    ------------   ------------
     Total liabilities                                1,180,436      1,381,461

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 14,703,964 shares
    at July 4, 1998 and 14,660,464 at
    January 3, 1998                                      14,704         14,660
   Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; issued 117,009,869 shares at
    July 4, 1998 and 103,483,298 at
    January 3, 1998                                     117,010        103,483
   Additional paid-in capital                           328,276        271,645
   Retained earnings                                    144,262        178,305
                                                    ------------   ------------
 Total stockholders' equity                             604,252        568,093
                                                    ------------   ------------
   Total liabilities and stockholders' equity       $ 1,784,688    $ 1,949,554
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  Spiegel, Inc. and Subsidiaries

                  Consolidated Statements of Earnings

                  ($000s omitted, except per share amounts)

                  Thirteen and Twenty-six Weeks Ended July 4, 1998 and June 28, 1997
                  (unaudited)

                    						              Thirteen Weeks Ended       Twenty-six Weeks Ended
						                                   July 4,     June 28,        July 4,     June 28,
						                                     1998         1997           1998         1997
						                               -----------  -----------    -----------  -----------
Net sales and other revenues:
 Net sales                           $  618,007   $  646,090     $1,150,457   $1,215,875
 Finance revenue                         54,382       38,715        103,596       61,243
 Other revenue                           11,657       11,438         20,546       20,937
					                      	         -----------  -----------    -----------  -----------
						                                  684,046      696,243      1,274,599    1,298,055
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                   426,161      434,764        805,773      835,699
  Selling, general and
   administrative expenses              246,641      264,844        481,345      505,584
                    			              -----------  -----------    -----------  -----------
						                                  672,802      699,608      1,287,118    1,341,283
					                             	  -----------  -----------    -----------  -----------
Operating income (loss)                  11,244       (3,365)       (12,519)     (43,228)

Interest expense                         15,416       16,152         32,286       32,522
						                               -----------  -----------    -----------  -----------

Earnings (loss) before income taxes      (4,172)     (19,517)       (44,805)     (75,750)

Income tax benefit                       (1,798)      (6,034)       (19,298)     (31,058)
               			                	  -----------  -----------    -----------  -----------

Net earnings (loss)                  $   (2,374)  $  (13,483)    $  (25,507)  $  (44,692)
                     	          			  -----------  -----------    -----------  -----------
                                     -----------  -----------    -----------  -----------

Redemption of preferred stock		   	  $    8,535   $       	0     	    8,535   $        0
	 	                                  -----------  -----------    -----------  -----------
Net earnings (loss) available to
 common shareholders			              $  (10,909)  $  (13,483)    $  (34,042)  $  (44,692)
 						                              -----------  -----------    -----------  -----------
					                             	  -----------  -----------    -----------  -----------
Net earnings (loss) per common share
 Basic and diluted                   $    (0.08)  $    (0.11)    $    (0.27)  $    (0.39)
						                               -----------  -----------    -----------  -----------
						                               -----------  -----------    -----------  -----------
Weighted average number of common
 shares outstanding                  131,712,229  118,106,457    125,598,183  114,184,116
						                               -----------  -----------    -----------  -----------
						                               -----------  -----------    -----------  -----------

[FN]
See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    Spiegel, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows

                    ($000s omitted)

                    Twenty-six Weeks ended July 4, 1998 and June 28, 1997 (unaudited)

                                                           Twenty-six Weeks Ended
                                                            July 4,        June 28,
                                                              1998            1997
                                                       ------------    ------------

Cash flows from operating activities:
 Net earnings (loss)                                   $   (25,507)    $   (44,692)
 Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
  Depreciation and amortization                             38,590          41,583
  Incremental gain on sale of receivables                   (3,000)        (19,672)
  Change in assets and liabilities,
   net of effects of acquisition:
    Decrease in sold customer receivables                  (72,383)       (149,734)
    Decrease in receivables, net                           140,613         254,175
    (Increase) decrease in inventories                      13,838         (11,998)
    Decrease in prepaid expenses                             1,400             527
    Decrease in accounts payable                           (77,770)        (98,419)
    Decrease in accrued liabilities                        (60,501)        (63,660)
    Decrease in income taxes                               (23,466)        (32,262)
                                                       ------------    ------------
    Total adjustments                                      (42,679)        (79,460)
                                                       ------------    ------------
Net cash used in operating activities                  $   (68,186)    $  (124,152)
                                                       ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                    (8,146)        (18,899)
 Net (additions to) reduction in other assets               42,813         (12,519)
                                                       ------------    ------------
  Net cash provided by (used in) investing activities       34,667         (31,418)
                                                       ------------    ------------

Cash flows from financing activities:
 Issuance of debt                                           86,500         124,500
 Payment of debt                                          (130,000)        (81,448)
 Issuance of Class B common stock                           69,992          69,972
 Preferred stock redemption				                             (8,535)             --
 Exercise of stock options                                     209              27
                                                       ------------    ------------
  Net cash provided by financing activities                 18,166         113,051
                                                       ------------    ------------

Net change in cash and cash equivalents                    (15,353)        (42,519)
Cash and cash equivalents at beginning of year              47,582          86,917
                                                       ------------    ------------
Cash and cash equivalents at end of period             $    32,229     $    44,398
                                                       ------------    ------------
                                                       ------------    ------------
Supplemental cash flow information:
 Cash paid during the period for:

  Interest                                             $    31,882     $    32,856
                                                       ------------    ------------
                                                       ------------    ------------
  Income taxes                                         $     4,886     $     4,533
                                                       ------------    ------------
                                                       ------------    ------------

[FN]
See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------
-------------------------------------------------------------------------

                             Spiegel, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements
                          ($000s omitted, except per share amounts)
                                         (unaudited)

(1)  Basis of presentation
   The consolidated financial statements included herein are unaudited and have been prepared from the books and records of Spiegel, Inc.
   (the "Company") in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the year ended January 3, 1998. Due to the seasonality of the Company's business, the results for interim periods are not necessarily indicative of the results for the year.

(2)  Indebtedness to related parties
   The Company received a term loan in the first quarter of 1998 from 3 Suisses BVG (a wholly owned subsidiary of Otto Versand) for $15,000. The loan bears interest at a variable rate based on LIBOR plus a margin. This loan is due in its entirety in October 2000.

(3)  Issuance of Class B common stock
   On March 26, 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of approximately $70 million from this issuance will be used primarily to fund working capital and investing needs.

(4)  Preferred stock redemption
   In April 1998, Newport News, a subsidiary of Spiegel, Inc., redeemed all outstanding shares of its redeemable preferred stock for $12,236. The excess of the redemption price over the carrying value of the preferred stock reduced income available to common shareholders by $8,535 and the related earnings per share by $0.06.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

Results of Operations:

Thirteen Weeks Ended July 4, 1998 As Compared To Thirteen Weeks
  Ended June 28, 1997
--------------------------------------------------------------------------------
Net sales for the thirteen weeks ended July 4, 1998 were $618,007 compared to $646,090 for the thirteen weeks ended June 28, 1997. This 4% decrease was driven by an 11% decline in catalog net sales, partially offset by a 5% increase in retail net sales. Declines in catalog net sales were driven by planned circulation reductions for Spiegel Catalog. Spiegel Catalog decreased circulation to marginal customers to improve catalog productivity as it continues to implement new strategies aimed at improving performance. The Company's Newport News subsidiary offset the effect of the circulation reductions somewhat with its continued favorable performance. The retail net sales growth is attributable to an increase in the number of Eddie Bauer retail stores, as comparable-store sales declined 9% for the quarter. Eddie Bauer ended the second quarter of 1998 with 477 retail stores (excluding outlets) compared to 412 at the end of the 1997 second quarter. Eddie Bauer retail sales were negatively impacted in the quarter by higher markdowns taken in response to the weak performance of certain spring season products.

Finance revenue for the second quarter of 1998 was $54,382 compared to $38,715 for the same period in 1997. This increase resulted primarily from pricing changes implemented by the Company's credit division in October 1997. In addition, higher finance revenues were realized due to a 47% increase in the average MasterCard receivable portfolio. An incremental pretax gain of $3,000 was recognized in the second quarter of 1998 due to the improved yield on existing receivables sold. Finance revenue for the second quarter of 1997 included an incremental pretax gain of $19,672 recognized pursuant to SFAS No. 125.

The gross profit margin on net sales decreased to 31.0% for the thirteen weeks ended July 4, 1998 from 32.7% for the comparable 1997 period. Gross profit margin rate improvements at Spiegel Catalog and Newport News were offset by lower gross profit margins experienced at Eddie Bauer. The margin decline at Eddie Bauer resulted primarily from a higher level of markdowns compared to second quarter 1997. Eddie Bauer aggressively reacted to slow-moving spring merchandise by increasing the level of markdowns to manage inventories. The Company's consolidated inventories were down 4% from the prior year level.

Selling, general and administrative expenses as a percentage of total revenues for the thirteen weeks ended July 4, 1998 and June 28, 1997 were 36.1% and 38.0%, respectively. Total selling, general and administrative expenses declined 7% in the 1998 quarter due to cost-cutting initiatives implemented by the Company. These initiatives were most prevalent at Spiegel Catalog, where selling, general and administrative expenses were reduced by more than 38% compared to last year. Spiegel Catalog and Newport News both realized better catalog productivity, improving utilization of their advertising expenses.

Interest expense decreased 5% for the thirteen weeks ended July 4, 1998 to $15,416 compared to $16,152 for the thirteen weeks ended June 28, 1997. This decrease was due to lower average debt levels coupled with lower average interest rates.

Twenty-six Weeks Ended July 4, 1998 As Compared To Twenty-six Weeks
  Ended June 28, 1997
--------------------------------------------------------------------------------
Net sales for the twenty-six weeks ended July 4, 1998 decreased 5% to $1,150,457 compared to $1,215,875 for the twenty-six weeks ended June 28, 1997. This decrease was driven by an 11% decline in catalog net sales, partially offset by a 2% increase in retail net sales. Catalog net sales results for the period reflected planned circulation reductions for Spiegel Catalog, partially offset by higher catalog sales at Eddie Bauer and Newport News. Spiegel Catalog decreased circulation to marginal customers to improve catalog productivity as it continues to implement new strategies aimed at improving performance. Eddie Bauer retail net sales increased 3% for the period due to an increase in the number of Eddie Bauer retail stores. Comparable-store sales declined 9% compared to last year. Higher markdowns taken to liquidate fall season merchandise as well as to stimulate sales on certain spring season products negatively affected Eddie Bauer's sales.

Finance revenue for the twenty-six weeks ended July 4, 1998 and June 28, 1997 was $103,596 and $61,243, respectively. This increase resulted primarily from pricing changes implemented by the Company's credit division in October 1997.
In addition, higher finance revenues were realized due to a 41% increase in the average MasterCard receivable portfolio. An incremental pretax gain of $3,000 was recognized in the second quarter of 1998 due to the improved yield on existing receivables sold. Finance revenue for the 1997 period included an incremental pretax gain of $19,672 recognized pursuant to SFAS No. 125.

The gross profit margin on net sales decreased to 30.0% for the twenty-six weeks ended July 4, 1998 from 31.3% for the comparable 1997 period. Continued gross profit margin rate improvements at Spiegel Catalog and Newport News were offset by lower gross profit margins experienced at Eddie Bauer. The margin decline at Eddie Bauer resulted from a higher level of clearance and promotional markdown activity to manage inventories. Although there may remain some residual margin rate pressures in the third quarter at Eddie Bauer, the Company plans overall gross margin improvements in the second half of 1998.

Selling, general and administrative expenses as a percentage of total revenues for the twenty-six weeks ended July 4, 1998 and June 28, 1997 were 37.8% and 39.0%, respectively. Numerous cost-cutting initiatives have been implemented by the Company. These initiatives were most prevalent at Spiegel Catalog, where selling, general and administrative expenses were reduced by more than 34% compared to last year. However, lackluster sales performance at Eddie Bauer resulted in less leverage of selling, general and administrative expenses, partially offsetting the expense improvements experienced in other divisions.

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

Liquidity and Capital Resources:
The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer accounts receivable, and the issuance of debt and common stock. Total customer receivables sold were $1,220,330 at July 4, 1998, $1,292,713 at January 3, 1998 and $1,313,996 at
June 28, 1997.

Net cash used in operating activities was $68,186 and $124,152 for the twenty-six weeks ended July 4, 1998 and June 28, 1997, respectively. In addition to improved operating results, the primary factors contributing to the net $55,966 improvement included lower investment in merchandise inventory and a decrease in cash used for payables. Spiegel Catalog continues to manage its inventories effectively, offsetting increases in inventory at Eddie Bauer and Newport News to support growth. Cash provided by receivables, net of receivables sold, declined in the 1998 period to $68,230 compared to $104,441 in the 1997 period primarily due to a lower number of active credit accounts.

Net additions to property and equipment for the twenty-six weeks ended
July 4, 1998 and June 28, 1997 were $8,146 compared to $18,899, respectively. The capital spending in 1998 and 1997 was primarily related to Eddie Bauer retail store expansion and remodeling. The Company plans a net of approximately 50 new stores in 1998, a majority of which will be opened in the second half.

On March 26, 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of approximately $70 million are being used primarily to fund working capital and investing needs.

In March 1994 and December 1995, Newport News issued shares of redeemable preferred stock to certain directors and executive officers of the Company, its subsidiaries and Otto Versand. All shares were redeemed in April 1998 for $12,236. The excess of the redemption price over the carrying value of the preferred stock reduced earnings available to common shareholders by $8,535 and the related earnings per share by $0.06.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, sales of customer receivables and other available sources, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

Year 2000:
The Company continues to take the appropriate steps to minimize the threat of any material technical failure relating to Year 2000 compliance issues. Program conversion remains essentially on schedule, with testing being completed as systems are converted. In order to simulate year-end 1999 processing for all operating systems, substantially all internal software modifications will be completed by December 31, 1998. As part of the normal development cycle, several existing applications have been identified for renovation or replacement. These systems are targeted for implementation in early-to-mid 1999 and will be Year 2000 compliant upon installation. Contingency plans are being put into place to convert the existing systems to Year 2000 compliance in the event that these replacement systems cannot be implemented as planned.

The Company has also implemented a comprehensive plan to communicate to all critical vendors and suppliers the expectation that they attain Year 2000 compliance in a timely manner. Contingency plans will be in place by year-end 1998 to provide alternate solutions if the progress of certain critical suppliers and vendors is questionable so as not to jeopardize the Company's ability to service its customers.

The Company believes it is acting prudently in addressing the Year 2000 issue. However, it is impossible for any company to ensure Year 2000 compliance. While it is certainly possible that there may be some litigation arising from the Year 2000 conversion, the Company does not anticipate, nor can it estimate, any costs associated with such litigation at this time.

The costs associated with this effort are expected to range between $7,000 and $10,000. These costs are expensed as incurred and totaled approximately
$2.4 million through July 4, 1998.

Accounting Standards:
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivatives and for hedging activities. The Company is studying the Statement to determine its effect, if any. The Company will adopt SFAS No. 133, as required, in fiscal year 2000.

Forward-Looking Statements:
This report contains statements which are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Such forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated including but not limited to, financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, state and federal laws and regulations related to offering and extending credit, the impact of competitive activities, inventory risks due to shifts in the market demand, risks associated with collections on the Company's credit card portfolios, interest rate fluctuations, and postal rate, paper or printing cost increases, and the success of planned merchandising, advertising, marketing and promotional campaigns, as well as other risks indicated in other filings with the Securities and Exchange Commission such as the Company's most recent Form 10-K.

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

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

   /s/ James W. Sievers     Chief Financial Officer and      August 18, 1998
       James W. Sievers     Member of the Office of the
                            President
                            (Principal Operating Executive Officer
                            and Principal Financial Officer)

  /s/ D. L. Skip Behm       Vice President - Controller      August 18, 1998
      D. L. Skip Behm       (Principal Accounting Officer)
