Form 10-Q
period 1998-10-03
SPIEGEL INC
filed 1998-11-17
CIK 276641

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

For the quarter ended October 3, 1998
                                    or
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1998 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,703,964 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SPIEGEL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, October 3, 1998 and January 3, 1998

Consolidated Statements of Earnings,
     Thirteen and Thirty-nine Weeks Ended October 3, 1998 and September 27, 1997

Consolidated Statements of Cash Flows,
     Thirty-nine Weeks Ended October 3, 1998 and September 27, 1997

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable


PART II - OTHER INFORMATION

Item 5 - Other Information

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)

                         October 3, 1998 and January 3, 1998

                                                    (unaudited)
                                                   October 3,     January 3,
                                                           1998           1998
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    35,102    $    47,582
   Receivables, net                                     541,812        563,376
   Inventories                                          630,407        508,756
   Prepaid expenses                                      94,055         89,137
   Refundable income taxes                               10,842          6,064
   Deferred income taxes                                 29,811         29,908
                                                    ------------   ------------
     Total current assets                             1,342,029      1,244,823

 Property and equipment, net                            353,906        394,822
 Intangible assets, net                                 157,323        159,016
 Other assets                                            98,000        150,893
                                                    ------------   ------------
                Total Assets                        $ 1,951,258    $ 1,949,554
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                       $    95,714     $  102,900
   Accounts payable                                     180,480        238,723
   Accrued liabilities:
     Salaries and wages                                  24,545         37,305
     General taxes                                       95,335        120,345
     Allowance for returns                               22,811         37,094
     Other accrued liabilities                           83,690         98,362
                                                    ------------   ------------
     Total current liabilities                          502,575        634,729

 Long-term debt, excluding current maturities           838,036        713,750
 Deferred income taxes                                   10,610         32,982
                                                    ------------   ------------
     Total liabilities                                1,351,221      1,381,461

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000
    shares; issued 14,703,964 shares
    at October 3, 1998 and 14,660,464 at
    January 3, 1998                                      14,704         14,660
   Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; issued 117,009,869 shares at
    October 3, 1998 and 103,483,298 at
    January 3, 1998                                     117,010        103,483
   Additional paid-in capital                           328,276        271,645
   Retained earnings                                    140,047        178,305
                                                    ------------   ------------
 Total stockholders' equity                             600,037        568,093
                                                    ------------   ------------
   Total liabilities and stockholders' equity       $ 1,951,258    $ 1,949,554
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  Spiegel, Inc. and Subsidiaries

                  Consolidated Statements of Earnings

                  ($000s omitted, except per share amounts)

                  Thirteen and Thirty-nine Weeks Ended October 3, 1998 and September 27, 1997
                  (unaudited)

                                          						  Thirteen Weeks Ended      Thirty-nine Weeks Ended
					                                            October 3, September 27,    October 3, September 27,
						                                                1998          1997          1998          1997
				                        	                	  ----------- -------------   -----------  ------------
Net sales and other revenues:
 Net sales                                       $  550,651   $  591,694     $1,701,108   $1,807,569
 Finance revenue                                     83,977       46,368        187,573      107,611
 Other revenue                                        9,340        8,901         29,886       29,838
						                                           -----------  -----------    -----------  -----------
						                                              643,968      646,963      1,918,567    1,945,018
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                               390,783      416,750      1,196,556    1,252,449
  Selling, general and administrative expenses      243,247      240,607        724,592      746,191
                    			                          -----------  -----------    -----------  -----------
						                                              634,030      657,357      1,921,148    1,998,640
						                                           -----------  -----------    -----------  -----------
Operating income (loss)                               9,938      (10,394)        (2,581)     (53,622)

Interest expense                                     17,342       16,852         49,628       49,374
						                                           -----------  -----------    -----------  -----------

Earnings (loss) before income taxes                  (7,404)     (27,246)       (52,209)    (102,996)

Income tax benefit                                   (3,188)      (7,051)       (22,486)     (38,109)
               					                             -----------  -----------    -----------  -----------

Net earnings (loss)                              $   (4,216)  $  (20,195)    $  (29,723)  $  (64,887)
                     		                          -----------  -----------    -----------  -----------
                                                 -----------  -----------    -----------  -----------

Redemption of preferred stock			                 $       --   $       --     $    8,535   $       --
	 	                                              -----------  -----------    -----------  -----------
Net earnings (loss) available to
 common shareholders			                          $   (4,216)  $  (20,195)    $  (38,258)  $  (64,887)
 						                                          -----------  -----------    -----------  -----------
						                                           -----------  -----------    -----------  -----------
Net earnings (loss) per common share
  Basic and diluted                              $    (0.03)  $    (0.17)    $    (0.30)  $    (0.56)
						                                           -----------  -----------    -----------  -----------
						                                           -----------  -----------    -----------  -----------
Weighted average number of common
 shares outstanding - basic and diluted          131,713,833  118,112,697    127,636,733  115,493,643
						                                           -----------  -----------    -----------  -----------
						                                           -----------  -----------    -----------  -----------

[FN]
See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    Spiegel, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows

                    ($000s omitted)

                    Thirty-nine Weeks ended October 3, 1998 and
                    September 27, 1997
                    (unaudited)

                                                           Thirty-nine Weeks Ended
                                                        October 3,    September 27,
                                                              1998            1997
                                                       ------------    ------------

Cash flows from operating activities:
 Net earnings (loss)                                   $   (29,723)    $   (64,887)
 Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
  Depreciation and amortization                             61,888          62,178
  Incremental gain on sale of receivables                  (28,414)        (42,358)
  Change in assets and liabilities,
   net of effects of acquisition:
    Decrease in sold customer receivables                  (96,983)       (209,957)
    Decrease in receivables, net                           146,961         337,487
    Increase in inventories                               (121,651)       (107,932)
    Increase in prepaid expenses                            (4,918)        (18,770)
    Decrease in accounts payable                           (58,243)        (76,425)
    Decrease in accrued liabilities                        (66,724)        (77,308)
    Decrease in income taxes                               (27,053)        (24,232)
                                                       ------------    ------------
    Total adjustments                                     (195,137)       (157,317)
                                                       ------------    ------------
Net cash used in operating activities                     (224,860)       (222,204)
                                                       ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                    (8,529)        (25,911)
 Net (additions to) reduction in other assets               42,143         (15,343)
                                                       ------------    ------------
  Net cash provided by (used in) investing activities       33,614         (41,254)
                                                       ------------    ------------

Cash flows from financing activities:
 Issuance of debt                                          315,000         225,500
 Payment of debt                                          (197,900)        (89,298)
 Issuance of Class B common stock                           69,992          69,972
 Preferred stock redemption				    (8,535)             --
 Exercise of stock options                                     209             222
                                                       ------------    ------------
  Net cash provided by financing activities                178,766         206,396
                                                       ------------    ------------

Net change in cash and cash equivalents                    (12,480)        (57,063)
Cash and cash equivalents at beginning of year              47,582          86,917
                                                       ------------    ------------
Cash and cash equivalents at end of period             $    35,102     $    29,854
                                                       ------------    ------------
                                                       ------------    ------------
Supplemental cash flow information:
 Cash paid during the period for:

  Interest                                             $    46,214     $    46,550
                                                       ------------    ------------
                                                       ------------    ------------
  Income taxes                                         $     5,477     $     9,062
                                                       ------------    ------------
                                                       ------------    ------------

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

   Effective fiscal year 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from nonowner sources. There were no material changes to net assets from nonowner sources for the 13 and 39 week periods ended October 3, 1998.

(2)  Issuance of Class B common stock
   On March 26, 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of approximately $70 million from this issuance were used primarily to fund working capital and investing needs.

(3)  Preferred stock redemption
   In April 1998, Newport News, a subsidiary of Spiegel, Inc., redeemed all outstanding shares of its redeemable preferred stock for $12,236. The excess of the redemption price over the carrying value of the preferred stock reduced income available to common shareholders by $8,535 and the related earnings per share by $0.06.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

Results of Operations:

Thirteen Weeks Ended October 3, 1998 As Compared To Thirteen Weeks
  Ended September 27, 1997
--------------------------------------------------------------------------------
Net sales for the thirteen week period ended October 3, 1998 were $550,651 compared to $591,694 for the same period in 1997. This 7% decrease included a 10% decline in catalog net sales and a 3% decrease in retail net sales. Declines in catalog net sales were driven by planned circulation reductions for Spiegel Catalog, and to a lesser extent, Eddie Bauer. Spiegel Catalog decreased circulation to improve catalog productivity and Eddie Bauer reduced the number of pages circulated by eliminating less profitable pages from its catalog efforts. Continued productivity improvements at Newport News somewhat offset the decreases experienced at Spiegel Catalog and Eddie Bauer. The decrease in retail net sales was primarily due to a 13% decline in Eddie Bauer comparable-store sales in the quarter, offset somewhat by sales generated from new stores. Eddie Bauer ended the period with 491 retail stores (excluding outlets) compared to 435 stores at the end of the third quarter last year.
Eddie Bauer retail sales were below expectations primarily due to weak customer response to its spring/summer product offerings and season-end clearance activities.

Finance revenue for the third quarter of 1998 increased 81% to $83,977 compared to $46,368 in the 1997 period. Finance revenue for the 1998 quarter included an incremental pretax gain of $25,414 recognized pursuant to SFAS No. 125 accounting to reflect an increase in the projected net present value of the future net income to be generated from securitized receivables. Third-quarter 1997 finance revenue included an incremental pretax gain of $22,686, resulting from the implementation of SFAS No. 125. Excluding the impact of SFAS No. 125 accounting, finance revenue was $58,563 for the 1998 quarter compared to $23,682 for the same period in 1997. This increase resulted from improved performance of the credit portfolio as well as the impact of pricing changes implemented by the Company's credit division in October 1997. In addition, higher finance revenues were realized due to a 54% increase in the average MasterCard receivable portfolio, which represented approximately 23% of the Company's total customer receivables as of October 3, 1998.

The gross profit margin on net sales decreased to 29.0% for the thirteen weeks ended October 3, 1998 from 29.6% for the comparable 1997 period. Gross profit margin rate improvements at Spiegel Catalog and Newport News were more than offset by lower gross profit margins experienced at Eddie Bauer. The margin decline at Eddie Bauer resulted primarily from a higher level of markdowns due to increased promotional activity compared to third quarter 1997. Eddie Bauer has aggressively reacted to slow-moving spring/summer merchandise by increasing the level of markdowns to manage inventories. The Company's consolidated inventories increased 3% compared to the prior year to support an increase in the number of retail stores, while average inventory on the store level declined compared to last year.

Selling, general and administrative expenses as a percentage of total revenues for the thirteen weeks ended October 3, 1998 and September 27, 1997 were 37.8% and 37.2%, respectively. Although the catalog production and advertising expense ratio improved in the merchandising divisions, net sales declined at a higher rate than fixed expenses, driving the percentage increase over last year. Additionally, growth in the MasterCard portfolio resulted in an overall increase in selling, general and administrative expenses compared to the year ago period. The Company continues to pursue cost-cutting initiatives, which were most prevalent at Spiegel Catalog, where selling, general and administrative expenses were reduced by more than 21% compared to last year.

Interest expense increased 3% for the thirteen weeks ended October 3, 1998 to $17,342 compared to $16,852 for the thirteen weeks ended September 27, 1997. This increase was due to slightly higher average debt levels in the quarter, offset somewhat with lower average interest rates.

Thirty-nine Weeks Ended October 3, 1998 As Compared To Thirty-nine Weeks
  Ended September 27, 1997
--------------------------------------------------------------------------------
Net sales for the thirty-nine weeks ended October 3, 1998 decreased 6% to $1,701,108 compared to $1,807,569 for the thirty-nine weeks ended
September 27, 1997. This decrease was driven by an 11% decline in catalog net sales, partially offset by retail sales which performed slightly ahead of the last year period. Catalog net sales results for the period reflected planned circulation reductions for Spiegel Catalog, and to a lesser extent, Eddie Bauer. Spiegel Catalog decreased circulation to marginal customers to improve catalog productivity as it continues to implement new strategies aimed at improving performance. Eddie Bauer catalog sales were flat compared to last year as an increase in catalog productivity was offset by a decrease in total pages circulated. Continued productivity improvements at Newport
News somewhat offset the net sales decreases experienced at Spiegel Catalog.
New retail store sales minimized the impact of a 10% decline in comparable-store sales at Eddie Bauer. Increased promotional activity to liquidate slow-moving merchandise and stimulate sales negatively affected Eddie Bauer's retail sales. Eddie Bauer continues to experience weak customer response to certain retail product offerings.

Finance revenue for the thirty-nine weeks ended October 3, 1998 and September 27, 1997 was $187,573 and $107,611, respectively. Finance revenue for the 1998 period includes an incremental pretax gain of $28,414 recognized pursuant to SFAS No. 125 accounting to reflect an increase in the projected net present value of the future net income to be generated from securitized receivables. Finance revenue for the last year period included a pretax incremental gain of $42,358, resulting from the implementation of SFAS
No. 125. Excluding the impact of SFAS No. 125 accounting, finance revenue was $159,159 for the 1998 period compared to $65,253 for the same period in 1997. This increase resulted from the improved performance of the credit portfolio as well as the impact of pricing changes implemented by the Company's credit division in October 1997. In addition, higher finance revenues were realized due to a 45% increase in the average MasterCard receivable portfolio.

The gross profit margin on net sales decreased to 29.7% for the thirty-nine weeks ended October 3, 1998 from 30.7% for the comparable 1997 period. Continued gross profit margin rate improvements at Spiegel Catalog and Newport News were offset by lower gross profit margins experienced at Eddie Bauer. The margin decline at Eddie Bauer resulted from a higher level of clearance and promotional markdown activity to manage inventories.

Selling, general and administrative expenses as a percentage of total revenues for the thirty-nine weeks ended October 3, 1998 and September 27, 1997 were 37.8% and 38.4%, respectively. Numerous cost-cutting initiatives have been implemented by the Company. These initiatives were most prevalent at Spiegel Catalog, where selling, general and administrative expenses were reduced by more than 31% compared to last year. However, lackluster sales performance at Eddie Bauer resulted in less leverage of selling, general and administrative expenses, partially offsetting the expense improvements experienced in other divisions.

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

Liquidity and Capital Resources:
The Company has historically met its operating and cash requirements through funds generated from operations, the sale of customer accounts receivable, and the issuance of debt and common stock. Total customer receivables sold were $1,195,730 at October 3, 1998, $1,292,713 at January 3, 1998 and
$1,253,773 at September 27, 1997.

Net cash used in operating activities for the thirty-nine week period ended October 3, 1998 was $224,860 compared to $222,204 for the thirty-nine week period ended September 27, 1997. The Company benefited from a significant improvement in operating results in the 1998 period. However, improvements in operating results were offset by lower cash provided by receivables, net of receivables sold, which declined in the 1998 period to $49,978 compared to $127,530 in the 1997 period primarily due to a lower number of active credit accounts.

Net additions to property and equipment for the thirty-nine weeks ended
October 3, 1998 and September 27, 1997 were $8,529 and $25,911, respectively. The capital spending in 1998 and 1997 was primarily related to Eddie Bauer retail store expansion and remodeling. The change in net additions is due to a difference in timing of net capital expenditures between quarters in the 1998 period compared to the 1997 period.

On March 26, 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of approximately $70 million were used primarily to fund working capital and investing needs.

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

Year 2000:
The Company continues to take the appropriate steps to minimize the threat of any material technical failure relating to Year 2000 compliance issues. The Company's Year 2000 initiative is focusing on information technology (IT) systems, non-IT (or embedded technology) systems, and third party relationships.

Program conversion remains essentially on schedule, with the majority of testing being completed as systems are converted. In order to simulate year-end 1999 processing for all operating systems (IT and non-IT), substantially all internal software modifications will be completed by December 31, 1998.
As part of the normal development cycle however, several existing applications have been identified for renovation or replacement. The majority of these systems are targeted for implementation in mid-1999 and will be Year 2000 compliant upon installation. Contingency plans are being put into place to convert the existing systems to Year 2000 compliance in the event that these replacement systems cannot be implemented as planned. A full integrated system test is scheduled to commence in January 1999, lasting approximately six to nine months. Existing systems being renovated or replaced will be added to this integrated test as they are completed.

The Company has also implemented a comprehensive plan to communicate to all critical vendors and suppliers the expectation that they attain Year 2000 compliance in a timely manner. To date, we have received responses from the majority of these critical vendors and are aggressively pursuing those that have not responded or have responded unsatisfactorily. Contingency plans will be in place by year-end 1998 to provide alternate solutions if the progress of certain critical suppliers and vendors is questionable so as not to jeopardize the Company's ability to service its customers.

The Company believes it is acting prudently in addressing the Year 2000 issue. However, it is impossible for any company to ensure Year 2000 compliance.
While it is certainly possible that there may be some litigation arising from the Year 2000 conversion, the Company does not anticipate, nor can it estimate, any costs associated with such litigation at this time.

The costs associated with this effort are expected to range between $7,000 and $10,000. These costs, totaling $3,400 through October 3, 1998, are funded through current operations and expensed as incurred.

Accounting Standards:
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for the way public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders.
The effect of this statement is limited to the form and content of disclosures and will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will implement the statement as required in 1998.

SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefit plans. The effect of this statement is limited to the form and content of disclosures and will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will implement the statement as required in 1998.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivatives and for hedging activities. The Company is studying the statement to determine its effect on the consolidated financial position or results of operations, if any. The Company will adopt SFAS No. 133, as required, in fiscal year 2000.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statements of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and No. 98-5, "Reporting on the costs of Start-up Activities." The adoption of these new accounting rules in fiscal year 1999 is not anticipated to have a material impact on the Company's financial position or results of operations.

Forward-Looking Statements:
This report contains statements which are forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Such forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated including but not limited to, financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, state and federal laws and regulations related to offering and extending credit, the impact of competitive activities, inventory risks due to shifts in the market demand, risks associated with collections on the Company's credit card portfolios, interest rate fluctuations, and postal rate, paper or printing cost increases, and the success of planned merchandising, advertising, marketing and promotional campaigns, as well as other risks indicated in other filings with the Securities and Exchange Commission such as the Company's most recent Form 10-K.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 5 - Other Information

On October 21, 1998, the Company announced through a press release the retirement of Harold S. Dahlstrand, vice chairman of the board of directors and chairperson of the office of the president, effective November 2, 1998. Mr. Dahlstrand also resigned from the Board as a result of his retirement. Mr. Dahlstrand's responsibilities will continue to be managed by the office of the president, Michael R. Moran and James W. Sievers.

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

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

  /s/ D. L. Skip Behm       Vice President - Controller      November 17, 1998
      D. L. Skip Behm       (Principal Accounting Officer
                             and duly authorized officer
                             of the Registrant)
