Form 10-K
period 1999-01-02
SPIEGEL INC
filed 1999-03-25
CIK 276641

                                                                  CONFORMED COPY

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the fiscal year ended ....................JANUARY 2, 1999
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ........................... to .................
 Commission file number ..............................0-16126

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

On March 18, 1999, the aggregate market value of Class A non-voting common stock held by non-affiliates (based on the closing price reported by NASDAQ National Market on that date) was $94,653,105. The number of shares outstanding of the issuer's Class A non-voting common stock at March 18, 1999 were 14,791,544.

The Class B voting common stock is not publicly traded and is 99.9% held by affiliates. The number of shares outstanding of the issuer's Class B voting common stock at March 18, 1999 were 117,009,869.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                                       PART I
ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Spiegel, Inc. ("Spiegel" or the "Company") and its predecessors date from 1865. In 1965, the Company was incorporated under the laws of Delaware. In 1982, the Company was purchased by Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership that is one of the largest catalog merchandisers in the world, selling its products principally in Europe and Asia. In 1984, all of the capital stock of the Company was transferred to the partners of Otto Versand or their designees resulting in common ownership for Spiegel and Otto Versand. In this transaction, 65% of the capital stock of the Company was transferred to Spiegel Holdings, Ltd., an Illinois limited partnership, whose general partner was Dr. Werner Otto. Since 1984, additional shares of the Company's capital stock have been acquired by Spiegel Holdings, Ltd. and its successor. In 1986, Spiegel Holdings, Ltd. was converted to Spiegel Holdings, Inc., a Delaware corporation ("SHI"). Prior to the Company's 1987 initial public offering of Class A non-voting common stock, all of Spiegel's existing capital stock was converted into Class B voting common stock. SHI currently holds 99.9% of the Company's Class B voting common stock, affording SHI control of the Company.

In 1988, the Company acquired Eddie Bauer, Inc. and certain related Canadian assets (collectively, "Eddie Bauer").

In 1990, the Company acquired First Consumers National Bank ("FCNB"). FCNB is a special- purpose bank limited to the issuance of credit cards.

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

NARRATIVE DESCRIPTION OF BUSINESS (Dollars in thousands)
Spiegel is a leading, international specialty retailer that, together with its subsidiaries, offers merchandise and credit services through a merchandising segment and a bankcard segment.

                              MERCHANDISING SEGMENT

PRINCIPAL PRODUCTS, SERVICES, AND REVENUE SOURCES. The merchandising segment is an aggregation of the Company's Eddie Bauer, Spiegel Catalog and Newport News subsidiaries which distribute apparel, home furnishings and other merchandise through catalogs, Internet sites and retail stores. These businesses are supported by the Company's FCNB Preferred charge programs. In 1998, revenue related to the sale of merchandise comprised approximately 95% of the merchandising segment's total revenue. The remainder was contributed by finance revenue generated from FCNB Preferred charge programs, including incremental gains recognized in conjunction with the securitization of customer receivables.

         PRODUCTS
         The merchandising segment has two principal product categories: apparel and home furnishings and other merchandise. The components of net sales by product category for the last three years were:


                                               1998         1997          1996
                                               ----         ----          ----

               Apparel                           80%          79%         74%
               Home furnishings
                    and other merchandise        20           21          26
                                                ----         ----        ----
                                                100%         100%        100%
                                                ----         ----        ----
                                                ----         ----        ----

         The apparel category includes a wide array of men's and women's private-label and branded merchandise in various styles, including seasonal product offerings. Home furnishings range from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs. The other merchandise category includes items such as fitness and personal care equipment, toys, cameras and luggage.

         CREDIT SERVICES
         In an effort to build brand loyalty and to provide additional convenience for its customers, the Company offers credit programs to qualifying catalog and retail customers in the form of its FCNB Preferred charge card. The card is imprinted with a Spiegel Catalog, Eddie Bauer or Newport News logo depending on the source of the original application for credit. This card allows a customer to purchase products from any Company affiliate, regardless of the imprint on the card. FCNB is the issuer of the FCNB Preferred charge card. The accounts are serviced through FCNB's headquarters located in Beaverton, Oregon.

         At January 2, 1999, FCNB Preferred charge customer receivables serviced were $1,343,417. Approximately 34% of 1998's total net sales were made on FCNB Preferred charge cards, including approximately 73% of Spiegel Catalog net sales, 19% of Eddie Bauer net sales, and 50% of Newport News net sales. The lower percentage of Eddie Bauer sales made on the FCNB Preferred charge card is attributable primarily to the relatively higher percentage of retail store sales at Eddie Bauer. Catalogs generally have a higher percentage of sales made on credit compared to retail stores.

         Deterioration in the credit market, increases in account charge-offs and interest rate fluctuations all represent risks to the profitability of the FCNB Preferred charge programs.

The following is a discussion of the major operations included in the merchandising segment that offer the products and services described above:

         EDDIE BAUER

         Eddie Bauer is a leading specialty retailer serving the active, casual lifestyle needs of men and women through the sale of high quality private-label apparel, accessories and home furnishings. Eddie Bauer markets its products through stores, catalogs and the Internet. Total net sales were $1,709,610 and $1,750,991 for the years ended January 2, 1999 and January 3, 1998, respectively. Approximately 73% of total net sales for Eddie Bauer are retail and outlet sales. A key strategy for Eddie Bauer is to leverage synergies between its retail, catalog and Internet channels maximizing opportunities for cross-promotion. This strategy includes referring retail customers to catalog stations within stores for additional merchandise and size options; utilizing the catalog customer database to help identify potential store locations; using catalog space to advertise the retail concept and the Internet site; and utilizing retail store mailing lists to help build the catalog customer file.

         Eddie Bauer's apparel category comprised 86% of its total net sales in 1998. Eddie Bauer presents its active, casual apparel and related accessories primarily through its trademark Eddie Bauer sportswear stores and catalogs. In addition, the apparel category also includes AKA EDDIE BAUER, which features dress sportswear and accessories for men and women; and EBTEK, which provides a line of performance active wear. Eddie Bauer presents its casual home furnishings, linens and decorative accessories through its Eddie Bauer HOME retail stores and catalogs.

         In 1993, Eddie Bauer entered into a joint-venture arrangement with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) to sell its full line of Eddie Bauer sportswear products through retail stores and catalogs in

         Japan. There are currently 33 such stores. During 1995, Eddie Bauer entered into an agreement with Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) to form a joint venture to sell Eddie Bauer products through retail stores and catalogs in Germany. There are currently nine such stores. In 1996, Eddie Bauer entered into a joint-venture agreement with Gratten plc (a subsidiary of Otto Versand) to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. There are currently six such stores. Eddie Bauer has also capitalized on selected licensing opportunities, including a current arrangement with Ford Motor Company, which uses the Eddie Bauer name and logo on special series Ford vehicles, as well as arrangements with The Lane Company (a division of Furniture Brands International); Signature Eyewear, Inc.; Cosco, Inc., a manufacturer of infant and juvenile car seats and strollers; Imperial Wall Coverings; and Giant Bicycle, Inc.

              EDDIE BAUER RETAIL DIVISION

              At January 2, 1999, Eddie Bauer operated a total of 555 stores; 507 retail stores and 48 outlets. There are 515 stores located in the United States and 40 stores in Canada. Of the stores open at January 2, 1999, 40 were Eddie Bauer HOME Collection and 34 were AKA EDDIE BAUER stores. A typical Eddie Bauer store is approximately 6,700 gross square feet. Eddie Bauer's retail stores are generally located in upscale regional malls or in high traffic metropolitan areas. Eddie Bauer has also begun to open stores in certain smaller markets where it believes a concentration of its target customers exists. Eddie Bauer believes that these markets have the potential to contribute store profit margins comparable to the existing store base. Eddie Bauer outlet stores, which offer overstock and end-of-season merchandise, are located predominantly in outlet malls and strip centers and generally in areas not served by its core specialty retail stores.

              Growth in the retail division has been due principally to new store openings. Net store openings in 1998 and 1997, respectively, were 47 and 65. In 1999, the Company plans to slow its new-store growth pace. The average cost of opening a typical new Eddie Bauer store in 1998, including inventory, furniture and fixtures, pre-opening expenses and leasehold improvements (net of landlord construction allowances) was approximately $700. Eddie Bauer's ability to open and operate new stores profitably is dependent on the availability of suitable store locations, the negotiation of acceptable lease terms, Eddie Bauer's financial resources and its ability to control the operational aspects and personnel requirements of its growth.

              EDDIE BAUER CATALOG DIVISION

              The Eddie Bauer catalog division distributed over 105 million catalogs in 1998 and at January 2, 1999 had approximately 3.4 million active customers (customers who have purchased within the last 18 months.) As a corollary to its retail operations, Eddie Bauer catalog concepts include its trademark Eddie Bauer sportswear catalog, Eddie Bauer HOME and AKA EDDIE BAUER, as well as its largest catalog, Eddie Bauer Resource, combining all of its specialty concepts in a single catalog. Eddie Bauer also actively pursues new customers within its target market through initiatives including list rentals and utilizing names of its retail store customers.

         SPIEGEL CATALOG

         Spiegel Catalog has positioned itself as the lifestyle resource for the working woman. Spiegel Catalog serves its customers by offering an extensive array of fashionable apparel, home furnishings and other merchandise through its trademark semiannual catalog, seasonal and specialty catalogs, and Internet sites. Spiegel Catalog also operates Ultimate Outlet stores, predominately located in outlet malls, which offer overstock and end-of-season merchandise. Total net sales were $586,873 and $769,225 for the years ended January 2, 1999 and January 3, 1998, respectively. Sales through catalog offerings comprise nearly 87% of the total net sales. Spiegel Catalog distributed over 112 million catalogs in 1998 and at January 2, 1999 had approximately 3.3 million active customers (customers who have purchased within the last 18 months.)

         Spiegel Catalog's apparel merchandise, which represented 49% of its net sales in 1998, includes private-label and branded merchandise. Private-label merchandise is developed by its in-house product design teams based on emerging fashion trends and customer research. Spiegel Catalog's home furnishings and other merchandise, which represented 51% of its net sales in 1998, are a mixture of private-label and branded merchandise ranging from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, home electronics, window treatments and rugs.

         NEWPORT NEWS

         Newport News, acquired by the Company in 1993, is a specialty catalog business offering fashionable, moderately priced women's apparel and home furnishings. Newport News' net sales were $345,473 for the year ended January 2, 1999, compared to $315,081 for the year ended January 3, 1998. In 1998, Newport News distributed 183 million catalogs. Newport News had a customer base of 3.7 million active customers (customers who have purchased within the last 18 months) at January 2, 1999. In 1999, Newport News plans to launch a Web site to broaden its sales and marketing reach.

         The Newport News apparel category comprises a majority of its sales. Although the largest categories are swimwear and dresses, all women's apparel categories, including footwear, are well-represented. The Newport News home furnishings category consists primarily of bed, bath and decorative accessories.

PRODUCT DEVELOPMENT AND SOURCING

The merchandising segment's product development and sourcing teams are a significant element of its private-label merchandise strategy. Manufacturers are selected based on their ability to produce high quality product on a cost-effective basis. Product design teams select and source fabrics to be delivered to manufacturers along with product patterns, specifications and templates used for cutting fabric and other pre-production work. Prototype samples are submitted to the merchandise businesses for final production approval to ensure manufacturer compliance with specifications.

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

MERCHANDISE

The merchandising businesses sell domestically produced and imported merchandise, which is purchased in the open market from approximately 2,800 suppliers, none of which supplied as much as 5% of the merchandise purchased during 1998. A significant amount of the dollar value of merchandise purchased is imported directly from the Far East and Europe. Consequently, the Company is subject to the risks generally associated with conducting business abroad. The Company's business could be affected by economic events or political instability that might affect imports, including duties, quotas and work stoppages. To date, these factors have not caused any material disruption of the Company's operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could over time increase the cost to the Company of merchandise purchased in foreign countries, which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above; however, the Company believes this risk exists for many other retailers.

LICENSES AND TRADEMARKS

The Company's merchandising businesses utilize trademarks and tradenames including "Spiegel", "Eddie Bauer", "AKA EDDIE BAUER", "Eddie Bauer HOME", "EBTEK", "Newport News", and "easy style." The Company is also licensed to sell goods under the "Together!" and "Apart" labels. The Company utilizes numerous other trademarks and tradenames, however, believes that the loss or abandonment of the above named trademarks, tradenames or licenses would have the most significant effect on its business.

SEASONALITY OF BUSINESS

The merchandising businesses, like other retailers, have experienced and expect to continue to experience seasonal fluctuations in merchandise sales and net earnings. Historically, a significant amount of the merchandising segment's net sales and a majority of its net earnings have been realized during the fourth quarter. If sales were materially different from seasonal norms during the fourth quarter, the merchandising segment's annual operating results could be materially affected. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

COMPETITION

The markets in which the merchandising businesses participate are highly competitive and served by a significant number of catalog companies and retailers including traditional department stores, so-called "off-price" and discount retailers and specialty chains. Success is highly dependent upon the merchandising group's ability to maintain its existing customers, solicit new customers, identify distinct fashion trends and continue to address the needs and fashion tastes of its customers.

EMPLOYEES

During 1998, the merchandising segment employed between approximately 11,500 and 14,500 full-time equivalent employees, depending on the time of year, reflecting the seasonality of the merchandising business and the fluctuations in its workforce during the year. At February 27, 1999, the merchandising segment employed approximately 11,200 full-time equivalent employees.

Spiegel Catalog is a party to a collective bargaining agreement with the Warehouse, Mail Order, Office, Technical and Professional Employees Union, Local 743, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Local 743"). Local 743 represents approximately 70 full-time employees under an agreement that expires on February 28, 2001. In addition, Spiegel is party to a separate agreement with Local 743 which expires on May 31, 2000 that covers approximately 60 full-time equivalent Chicago-area Spiegel Catalog outlet store employees.

The Company considers its relations with its employees to be good and has never experienced any material interruption of operations due to labor disagreements with its employees.

PROPERTIES

The Company's corporate headquarters and Spiegel Catalog operations are located in leased office space in Downers Grove, Illinois. The Company owns its Westmont, Illinois corporate data center.

The following information is specific to the merchandising segment: In addition to the office space mentioned above, Spiegel Catalog leases a customer order center in Wichita, Kansas and a customer service facility in Rapid City, South Dakota. Eddie Bauer occupies office space in nine buildings located in and around Redmond, Washington, two of which are owned and seven of which are under lease. Newport News leases office space in New York, New York, in addition to leasing a facility in Hampton, Virginia where its order taking, customer service and administrative functions are performed.

All retail store locations are also leased, with the exception of a downtown Chicago Eddie Bauer store. A typical store lease is for a term of 10 years, with options for renewal.

The Spiegel Catalog and Eddie Bauer retail and catalog distribution functions are performed in two owned facilities in Groveport and Columbus, Ohio. An additional retail distribution facility is leased in Toronto, Canada to support the Eddie Bauer retail stores located in Canada. The Newport News distribution function is performed in an owned facility in Newport News, Virginia.

Newport News owns approximately 62 acres of vacant land in Hampton, Virginia adjacent to its distribution facility. At present, there are no plans to expand upon this vacant land. The Company is exploring other alternatives for the property.

The Company considers its present space and facilities under development generally adequate for anticipated future requirements.



                                BANKCARD SEGMENT

Managed through FCNB, the Company's special-purpose bank, the bankcard business markets various MasterCard and Visa programs nationwide from FCNB's leased headquarters in Beaverton, Oregon (suburban Portland). The Company's bankcard portfolio includes secured cards, co-branded cards and affinity cards, such as the FCNB MasterCard, the FCNB Visa, the Pink Ribbon Spiegel MasterCard, and the Eddie Bauer MasterCard. The bankcard segment's revenue is comprised of finance revenue and credit related fees generated from the bankcard credit programs and includes incremental gains recognized in conjunction with the securitization of bankcard receivables.

At January 2, 1999, bankcard receivables serviced were $444,472, representing approximately 428,000 active accounts. The credit market is highly competitive and is served by numerous lenders. The bankcard segment's ability to compete in this environment is dependent on its ability to develop credit programs that attract and retain credit customers. The bankcard segment has capitalized on bankcard programs which offer customized service to under-serviced niches in the credit industry, which contributed to its significant growth in 1998.

In 1999, the bankcard segment intends to continue to grow its portfolio through initiatives aimed at customer acquisition and retention and increasing average account balances. This will entail the continued development and marketing of customized bankcard credit programs, including programs specific to the Company's merchandising businesses.

During 1998, FCNB employed an average of approximately 850 employees. At February 27, 1999, FCNB employed approximately 930 full-time equivalent employees, a reflection of the growth of the bankcard business.

Deterioration in the credit market, increases in account charge-offs and interest rate fluctuations all represent risks to the profitability of the Company's bankcard credit operations.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Information regarding revenues, operating income and assets of the Company's merchandising and bankcard segments for each of the three fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1997, is incorporated herein by reference to Note 10. "Segment Reporting" of Part II. Item 8. "Notes to Consolidated Financial Statements." of this Form 10-K. For additional information, see also the above description of business and Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

Information regarding the principal properties of the Company is incorporated herein by reference to pages 6 to 7 of Item 1 hereof.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Class A non-voting common stock is traded on NASDAQ's National Market System. The ticker symbol is SPGLA. Daily trading information is listed in the stock tables carried by major newspapers as "SPIEGEL." See Item 8 "Selected Quarterly Financial Data" for information on the high and low sale prices of the Class A non-voting common stock.

On March 18, 1999, the closing market price of the Class A non-voting common stock, as quoted on the NASDAQ National Market System, was $6 7/16 per share.

The Class B voting common stock is not publicly traded. Therefore, no market value information is readily available on this class of stock. However, the Company believes the value of the Class B voting common stock approximates the market value of the Class A non-voting common stock as both classes of stock are equal in all respects, with the exception of voting rights.

HOLDERS

There were approximately 11,400 Class A non-voting common stockholders as of March 18, 1999. The Company believes that certain of the outstanding shares of Class A non-voting common stock are held by nominees for an unknown number of beneficial stockholders.

The Class B voting common stock of the Company is privately held. As of the date hereof, there were two Class B voting common stockholders.

DIVIDENDS

In December 1995, the Company discontinued payment of all cash dividends. Certain restrictions on dividend payments exist under the Company's debt covenants based on financial results. The Company evaluates its dividend policy on an ongoing basis. No cash dividends were paid in the years ended January 2, 1999 and January 3, 1998.

ITEM 6.  FIVE-YEAR SELECTED FINANCIAL DATA
($000s omitted, except per share amounts)



                                1998          1997          1996          1995           1994
EARNINGS DATA            ------------  ------------ ------------  ------------  ------------
Net sales and
 other revenues          $ 2,935,411   $ 3,056,834   $ 3,014,620   $ 3,184,184    $ 3,015,985
Earnings (loss) before
 income taxes                 18,110       (49,406)      (21,276)      (15,807)        47,246
Net earnings (loss) (1)  $     3,270   $   (33,021)  $   (13,389)  $    (9,481)   $    25,100
Net earnings (loss) per
 common share (1)
  Basic and diluted      $      0.03   $     (0.28)  $     (0.12)  $     (0.09)   $      0.23
Cash dividends per
 common share            $         -   $         -   $         -   $      0.20    $      0.20


BALANCE SHEET AND CASH FLOW DATA
Current assets           $ 1,255,494   $ 1,244,823   $ 1,231,535   $ 1,559,909    $ 1,928,172
Total assets               1,857,260     1,949,554     1,945,625     2,273,982      2,560,287
Current liabilities          663,251       637,222       697,250       668,229        630,828
Long-term debt,
 excluding current
  maturities                 523,036       713,750       676,656     1,014,692      1,300,364
Stockholders' equity     $   637,267   $   565,600   $   519,695   $   533,792    $   576,735
Net additions to
 property and equipment  $    28,610   $    55,047   $    45,698   $   131,229    $    84,191
Depreciation and
 amortization            $    88,547   $    88,062   $    95,278   $    79,047    $    60,555



(1) In 1998, second quarter and total year net earnings includes a charge of $8,535, or $0.06 per share, for the redemption of subsidiary preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($000s omitted, except per share amounts)


RESULTS OF OPERATIONS

For the fiscal year ended January 2, 1999, net earnings were $3,270, or $0.03 per common share, basic and diluted. Net earnings in 1998 included the redemption of subsidiary preferred stock in the second quarter, which decreased net earnings per common share $0.06 for the year. Earnings before redemption of subsidiary preferred stock totaled $11,805, or $0.09 per share, compared to net losses of $33,021, or $0.28 per share, in 1997 and $13,389, or $0.12 per share, in 1996. The 1998 fiscal year results included incremental pretax gains on the sale of receivables totaling $45,328, or $0.23 per share, compared to $75,141, or $0.43 per share, in 1997. No comparable gains were recognized in fiscal year 1996. Excluding the impact of receivable gains, fiscal year 1998 operating income increased nearly $97 million over 1997, driven by improvements in both the merchandising and bankcard segments.


MERCHANDISING SEGMENT

                                           1998                 1997               1996
                                    -------------        -------------      ------------
Retail net sales                     $1,331,476           $1,353,142         $1,233,859
 Comp store % change                         (9)%                 (3)%                0%
Catalog net sales                     1,310,480            1,482,155          1,616,696
                                    -------------        -------------      ------------
Total net sales                       2,641,956            2,835,297          2,850,555
Finance revenue                         138,033              132,030             65,159
Other revenue                            42,222               43,244             52,791
                                    -------------        -------------      -------------
Total revenue                        $2,822,211           $3,010,571         $2,968,505
                                    -------------        -------------      -------------
 % change                                  (6.3)%                1.4%             (5.7)%
Gross margin %
 to total net sales                        31.6%                31.5%              34.1%
SG&A % to total revenue                    35.2%                35.4%              35.2%
Operating income                     $   21,601           $    2,314         $   45,430
                                    -------------        -------------     --------------



1998 COMPARED WITH 1997
Total merchandising revenue declined in 1998 compared to 1997, driven by lower retail and catalog net sales, slightly offset by higher finance revenue generated from the Company's private-label FCNB Preferred charge programs. Retail net sales were down primarily due to the decline in Eddie Bauer's comparable-store sales, offset somewhat by sales contributed by new stores. Retail net sales were negatively impacted by lackluster customer response to merchandise, which led to increased promotional activity. Additionally, unseasonably warm weather during most of the fourth quarter dampened the demand for outerwear and other cold-weather related products. Lower catalog net sales resulted from a reduction in catalog pages circulated by Spiegel Catalog and lower customer response to Eddie Bauer's catalog mailings, particularly in cold-weather related products. Partially offsetting the catalog net sales decline was solid sales growth at Newport News. FCNB Preferred charge finance revenue included incremental pretax gains on the sale of receivables of $11,757 in 1998 compared to $63,813 in 1997. Excluding the impact of receivable gains, finance revenue was $126,273 and $68,217 in 1998 and 1997, respectively. This increase resulted from the improved performance of the FCNB Preferred charge portfolio, as well as from pricing changes implemented in late 1997.

Merchandising operating income increased in 1998 to $21,601, a $19,287 improvement over 1997. Excluding the impact of the receivable gains discussed above, the comparable operating income improved by $71,343. Key factors contributing to the progress in the merchandising segment included the improving performance of Spiegel Catalog, solid sales and earnings growth at Newport News and the earnings contribution realized from the FCNB Preferred charge programs. Although Eddie Bauer recorded another profitable year, lower operating income compared to last year somewhat offset the above improvements.

Gross margin improved slightly in 1998 over the prior year due to margin rate improvements at Spiegel Catalog and Newport News, driven primarily by a shift in sales mix toward higher margin items and better product sourcing. These improvements were substantially offset by a margin decline at Eddie Bauer resulting from a higher level of markdowns taken to manage inventories. Consolidated merchandise inventories were 4% lower than the year-end level in 1997, even though Eddie Bauer increased its store base by 47 stores.

In spite of lower revenues, the selling, general and administrative expense rate improved slightly over last year. This improvement resulted primarily from higher catalog sales productivity at Spiegel Catalog and Newport News, offset somewhat by lower productivity on Eddie Bauer's catalog sales. The SG&A ratio also benefited from favorable charge-off experience in the FCNB Preferred charge portfolio. Stringent cost controls continue to be a focus across all merchandising divisions. In addition, SG&A expense in 1997 included a charge of approximately $16 million to provide for the estimated impact of certain repositioning activities at Spiegel Catalog. During 1997, the Company expended approximately $3.5 million related to these activities. The remaining balance of the reserve was utilized in 1998.


1997 COMPARED WITH 1996
Total merchandising revenue increased in 1997 compared to 1996, as growth in retail net sales coupled with higher FCNB Preferred charge finance revenue offset declines in catalog net sales. The retail net sales increase was driven by a higher number of stores open in 1997 compared with 1996. Comparable-store sales declined from 1996 levels resulting from weakness in fall-season sales due to lower than expected demand for cold-weather related products. Catalog net sales declined in 1997 compared to 1996 driven by a 24% decrease in Spiegel Catalog net sales, which were affected by lower catalog productivity, reduced circulation, and the continued effect of tightened credit policies in the FCNB Preferred charge programs. Somewhat offsetting the decline in sales at Spiegel Catalog were catalog net sales improvements at Newport News and the continued growth of Eddie Bauer's catalog operations. FCNB Preferred charge finance revenue included incremental pretax gains on the sale of receivables of $63,813 in 1997. No comparable gain was recorded in 1996. Excluding the impact of receivable gains, finance revenue was $68,217 in 1997 compared to $65,159 in 1996. Other revenue declined to $43,244 in 1997 from $52,791 the previous year primarily due to the sale of the Company's information and technology subsidiary in the first quarter of 1996, the results of which were previously included in the merchandising segment.

Merchandising operating income declined in 1997 to $2,314, including the above-mentioned receivable gains of $63,813. Results for the year were disappointing, driven by the continued decline in sales and productivity at Spiegel Catalog. Spiegel Catalog repositioned its operations in 1997 to create more focused, targeted catalog offerings and improve performance. The performance of Eddie Bauer and Newport News somewhat offset the declines at Spiegel Catalog.

Gross margins declined in 1997, driven by a higher level of markdown activity experienced at Spiegel Catalog as part of its continuing efforts to reposition its merchandise assortment and eliminate products inconsistent with its merchandising plans. Through its 1997 repositioning, Spiegel Catalog began its effort to strengthen its private-label offerings and develop a more profitable product mix aimed at improving margins. Eddie Bauer also contributed to the gross margin rate decline with increased promotional activity in the fourth quarter due largely to lower than expected demand for cold-weather related products. The Company effectively managed consolidated inventory risk, ending the year at $508,756, only 1% over the 1996 year-end level despite below-plan sales and the addition of 65 Eddie Bauer retail stores.

The selling, general and administrative expense ratio was negatively impacted in 1997 by the higher expense ratio experienced at Spiegel Catalog, the result of lower productivity from catalog offerings as well as approximately $16 million in expenses associated with its repositioning. This repositioning included a 15% corporate work force reduction at Spiegel Catalog, the closing of two telephone sales centers, and the movement of certain operational units to the corporate headquarters. The impact of Spiegel Catalog on the ratio was offset somewhat by greater expense leverage from Newport News and Eddie Bauer compared to 1996. Newport News generated a significant improvement in catalog productivity, while Eddie Bauer realized better expense leverage in total. In addition, the ratio benefited from lower charge-offs realized in the FCNB Preferred charge portfolio and the incremental pretax gain from the sale of receivables of $63,813 included in finance revenue in 1997. By comparison, the 1996 ratio was favorably impacted by the reversal of approximately $24 million of the provision for doubtful accounts on sold customer receivables, as well as the gain of approximately $8 million realized on the sale of the Company's information technology subsidiary in the first quarter.


BANKCARD SEGMENT


                                              1998              1997             1996
                                       ------------      ------------     ------------
Finance revenue                          $ 113,200          $ 46,263         $ 46,115
SG&A % to finance revenue                     37.9%             51.0%            50.9%
Operating income                         $  70,344          $ 22,685         $ 22,638
                                       ------------      ------------     ------------


1998 COMPARED WITH 1997
Bankcard operating performance improved dramatically in 1998 compared to prior years. Diversification in the bankcard credit programs drove substantial increases in the bankcard receivable portfolio, positioning it well for future growth. Bankcard finance revenue of $113,200 in 1998 represented a 145% increase over 1997. Excluding the impact of incremental receivable gains of $33,571 in 1998 and $11,328 in 1997, finance revenue increased 128% in 1998 compared to 1997, driven by the growth in the portfolio and pricing changes implemented in late 1997. Operating income in 1998 benefited from market and risk based pricing strategies, enhanced credit scoring initiatives, tightened expense controls, as well as the growth in the portfolio and receivable gains.


1997 COMPARED WITH 1996
Bankcard finance revenue and operating income in 1997 included $11,328 in incremental receivable gains. No comparable gains were recorded in 1996. Excluding the impact of incremental receivable gains, 1997 bankcard finance revenue was $34,935. The decrease from 1996 was due to a higher average level of receivables sold in 1997, offset somewhat by a 14% increase in the total bankcard portfolio and a slightly higher finance yield due primarily to pricing changes implemented in late 1997.

Excluding the above-mentioned receivable gain, 1997 operating income was also lower than 1996. This decrease was primarily due to increased acquisition and marketing expenditures to support the bankcard programs. Additionally, higher charge-offs in the secured card programs negatively impacted operating performance. During 1997, in response to these higher charge-offs, the Company tightened credit criteria in certain programs and adopted more aggressive collection strategies.

INTEREST EXPENSE

The Company continued to benefit from lower average debt levels, as interest expense declined in 1998 to $67,733 from $68,098 in 1997 and $82,677 in 1996.
Average debt was $853,749, $877,698, and $1,089,056 in 1998, 1997 and 1996,
respectively. The trend in lower average debt levels resulted primarily from the improvement in cash flow from operations, increased efficiency in asset-backed securitization programs, as well as the net proceeds of $69,993 and $69,972 from the issuance of Class B voting stock in 1998 and 1997, respectively.


INCOME TAXES

The effective tax rate in 1998 was 34.8% compared to 33.2% in 1997 and 37.1% in 1996. State tax rates have been affected by changes in earnings mix among the Company's various business units. The Company assesses its effective tax rate on a continual basis.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $1,420,730 at January 2, 1999 and $1,292,713 at January 3, 1998.

Net cash provided by operating activities increased nearly $230 million in 1998 compared to 1997. This increase was due to several factors including significantly improved operating results, the overall level of receivables and strong inventory control. Additionally, the Company also brought its bankcard secured deposit processing in-house, providing approximately $57 million in additional cash. Receivables and the related securitization activity had a significant impact on net cash provided by operating activities. Net cash provided by securitization of customer receivables was $128,017 in 1998 compared to $171,017 of net cash used in 1997 to reduce securitization levels. Net cash used to fund increases in credit portfolios was $63,459 in 1998 compared to net cash provided by decreases in the FCNB Preferred charge portfolio of $188,024 in 1997.

Net additions to property and equipment were $28,610 and $55,047 in fiscal 1998 and 1997, respectively. Capital spending, primarily related to Eddie Bauer retail store expansion and remodeling, decreased in 1998 compared to 1997, driven by a lower number of Eddie Bauer store openings in the period. Eddie Bauer ended the year with 555 stores, increasing its store base by 47 stores in 1998 compared to the net addition of 65 stores in 1997.

The Company maintains restricted cash accounts as necessary representing reserve funds used as credit enhancement for specific classes of investor certificates issued in certain asset-backed securitization transactions. These restricted cash accounts are included in other assets in the Company's consolidated balance sheets. In 1998, restricted cash of $49,400 was released to the Company when the asset-backed securitizations requiring credit enhancement matured. The remaining balance of restricted cash was $10,192 at January 2, 1999.

As of January 2, 1999, total debt was $608,750 compared to $816,650 as of January 3, 1998. In 1998, the Company successfully achieved its objective to continue to decrease total debt outstanding. Debt reduction remains a primary objective of the Company.

In 1998 and 1997, the Company issued 13,526,571 and 10,341,644 shares of Class B voting common stock, respectively, to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,993 and $69,972 received in 1998 and 1997, respectively, were used primarily to fund working capital and investing needs.

In March 1994 and December 1995, Newport News issued shares of non-voting redeemable preferred stock to certain directors and executive officers of the Company, its subsidiaries, and Otto Versand. All outstanding shares were redeemed in April 1998 for

$12,236. The excess of the redemption price over the carrying value of the preferred stock reduced net earnings by $8,535 and the related basic and diluted net earnings per common share by $0.06 for the year.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, securitization of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.


MARKET RISK

The Company is exposed to market risk from changes in interest rates and, to a lesser extent, foreign exchange rate fluctuations. In seeking to minimize risk, the Company manages exposure through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

The Company manages interest rate exposure through its mix of fixed and variable rate financing of owned receivables, asset-backed securitizations and other assets. The Company is generally able to meet certain targeted objectives through direct fixed and variable rate borrowings. However, on occasion, derivative financial instruments are utilized to reach these objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The use of interest rate swaps is minimal, and as of January 2, 1999, the notional amount totaled $70,000. The Company also entered into a short-term interest rate lock in 1998 to hedge an anticipated securitization transaction, which was subsequently completed in February 1999. The notional amount of this interest rate lock was $250,000 at January 2, 1999.

In conjunction with its asset-backed securitizations, the Company recognizes gains representing the present value of estimated future cash flows the Company expects to receive over the estimated outstanding securitization period. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control, and, as a result, could materially change in the near term and affect the carrying value of these receivables.

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, is adequate to limit any material market risk exposure to its consolidated financial statements at January 2, 1999.


YEAR 2000

The Company continues to take the appropriate steps to minimize the threat of any material technical failure relating to Year 2000 compliance issues. A series of comprehensive plans, covering the renovation of internal systems, outside vendor readiness and testing are in place and are being executed in accordance with prescribed time tables.

The renovation phase is progressing, with over 80% of our internal hardware and software systems and facilities Year 2000 compliant as of January 2, 1999. Systems yet to be renovated include those that are dependent on minor third party vendor software upgrades, systems that have been targeted for replacement or renovation in 1999 and will be compliant upon installation, and off-the-shelf PC hardware and software that can be purchased and installed in a short period of time. At this point, it is anticipated that 90% of the Company's internal systems will be Year 2000 compliant by the end of the first quarter 1999, 98% at mid-year and 100% at the end of the third quarter. Contingency plans are currently in place in order to mitigate the impact of possible system failure. These plans also include contingencies for the renovation of existing systems in the event that replacement systems cannot be installed in a timely manner. Generally, individual systems are being tested as they are renovated. A fully integrated system test is scheduled to commence in January 1999, lasting approximately six months. Systems not yet renovated will be added to this integrated test as renovation is completed.

The Company has also implemented a comprehensive plan to communicate to all critical vendors and suppliers the expectation that they attain Year 2000 compliance in a timely manner. To date, the Company has received responses from over 80% of these critical vendors and is aggressively pursuing those who have not responded or have responded in an unsatisfactory manner. Contingency plans have been put in place to provide alternate solutions if the progress of certain vendors and suppliers is deemed questionable so as not to jeopardize the Company's ability to service customers.

The direct costs associated with the Year 2000 initiative are expected to range between $8,000 and $10,000. These costs, totaling $4,800 through January 2, 1999, are funded through current operations and expensed as incurred.

Risks associated with Year 2000 failures range from sporadic delays of limited scope all the way to an extended impairment of the Company's merchandise receipt, distribution and billing capabilities. While difficult to predict, the most reasonably likely scenario will include some sporadic delays of limited scope. While the Company believes it is acting prudently in addressing the Year 2000 issue, it is impossible for any company to ensure complete Year 2000 compliance. While it is certainly possible that there may be litigation arising from the Year 2000 conversion, at this time the Company does not anticipate, nor can it estimate, any costs associated with such litigation.


ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivatives and for hedging activities. The Company is studying the statement to determine its effect on the consolidated financial position or results of operations, if any. The Company will adopt SFAS No. 133, as required, in fiscal year 2000.

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


FORWARD-LOOKING STATEMENTS

This report contains statements that are forward-looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, the impact of competitive activities, inventory risks due to shifts in the market demand, risks associated with collections on the Company's credit card portfolios, interest rate fluctuations, and postal rate, paper or printing cost increases, as well as other risks indicated in other filings with the Securities and Exchange Commission.


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information contained in Part II, Item 7. under the caption "Market Risk" on page 15 of this Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         CONSOLIDATED BALANCE SHEETS
Years ended ($000s omitted, except per share amounts)


                                                   January 2,       January 3,
                                                        1999             1998
                                                 ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $    91,200      $    47,582
  Receivables, net                                   544,146          563,376
  Inventories                                        490,915          508,756
  Prepaid expenses                                    93,390           89,137
  Refundable income taxes                              9,897            6,064
  Deferred income taxes                               25,946           29,908
                                                 ------------     ------------
    Total current assets                           1,255,494        1,244,823
Property and equipment, net                          359,361          394,822
Intangible assets, net                               153,146          159,016
Other assets                                          89,259          150,893
                                                 ------------     ------------
                                                 $ 1,857,260      $ 1,949,554
                                                 ------------     ------------
                                                 ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt                     $    85,714      $   102,900
  Accounts payable                                   287,585          238,723
  Accrued liabilities:
    Salaries and wages                                46,301           37,305
    General taxes                                    103,890          120,345
    Allowance for returns                             33,222           37,094
    Other accrued liabilities                        106,539          100,855
                                                 ------------     ------------
    Total current liabilities                        663,251          637,222
Long-term debt, excluding current maturities         523,036          713,750
Deferred income taxes                                 33,706           32,982
                                                 ------------     ------------
    Total liabilities                              1,219,993        1,383,954
                                                 ------------     ------------
Stockholders' equity:
 Class A non-voting common stock, $1.00 par
  value; authorized 16,000,000 shares;
  14,747,844 shares issued and outstanding
  at January 2, 1999; 14,660,464 shares
  issued and outstanding at January 3, 1998           14,748           14,660
 Class B voting common stock, $1.00 par value;
   authorized 121,500,000 shares; 117,009,869
   shares issued and outstanding at
   January 2, 1999; 103,483,298 shares issued
   and outstanding at January 3, 1998                117,010          103,483
  Additional paid-in capital                         328,489          271,645
  Accumulated other comprehensive income              (4,555)          (2,493)
  Retained earnings                                  181,575          178,305
                                                 ------------     ------------
    Total stockholders' equity                       637,267          565,600
                                                 ------------     ------------
                                                 $ 1,857,260      $ 1,949,554
                                                 ------------     ------------
                                                 ------------     ------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended ($000s omitted, except per share amounts)


                                  January 2,      January 3,    December 28,
                                       1999            1998            1996
                                ------------    ------------    ------------
NET SALES AND OTHER REVENUES
Net sales                       $ 2,641,956     $ 2,835,297     $ 2,850,555
Finance revenue                     251,233         178,293         111,274
Other revenue                        42,222          43,244          52,791
                                ------------    ------------    ------------
                                  2,935,411       3,056,834       3,014,620

COST OF SALES AND OPERATING EXPENSES
Cost of sales, including buying
  and occupancy expenses          1,807,569       1,941,307       1,877,859
Selling, general and
  administrative expenses         1,041,999       1,096,835       1,075,360
                                ------------    ------------    ------------
                                  2,849,568       3,038,142       2,953,219
Operating income                     85,843          18,692          61,401
Interest expense                     67,733          68,098          82,677
                                ------------    ------------    ------------
Earnings (loss) before
    income taxes                     18,110         (49,406)        (21,276)
Income tax provision (benefit)        6,305         (16,385)         (7,887)
                                ------------    ------------    ------------
Earnings (loss) before redemption
  of subsidiary preferred stock      11,805         (33,021)        (13,389)
Redemption of subsidiary
  preferred stock                     8,535               -               -
                                ------------    ------------    ------------
Net earnings (loss)             $     3,270     $   (33,021)    $   (13,389)
                                ------------    ------------    ------------
                                ------------    ------------    ------------
EARNINGS PER COMMON SHARE
 Net earnings (loss) per
   common share
     Basic and diluted          $      0.03     $     (0.28)    $     (0.12)
                                ------------    ------------    ------------
                                ------------    ------------    ------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended ($000s omitted)


                                                January 2,      January 3,       December 28,
                                                      1999            1998               1996
                                              ------------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                           $     3,270      $   (33,021)       $  (13,389)
Adjustments to reconcile net earnings to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                    88,547           88,062            95,278
  Incremental gains on sale of receivables        (45,328)         (75,141)                -
Change in assets and liabilities,
    net of effects of acquisition:
    Increase (decrease) in sold
      customer receivables                        128,017         (171,017)          283,730
    (Increase) decrease in receivables, net       (63,459)         188,024           (26,493)
    (Increase) decrease in inventories             17,841           (6,547)           70,168
    (Increase) decrease in prepaid expenses        (4,253)          (4,504)           16,691
    Increase (decrease) in accounts payable        48,862          (32,250)           14,446
    Increase (decrease) in accrued liabilities     (5,646)          (5,778)           15,717
    Increase (decrease) in income taxes               853           (8,724)           14,539
                                              ------------     ------------     -------------
    Net cash provided by (used in)
     operating activities                         168,704          (60,896)          470,687
                                              ------------     ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment           (28,610)         (55,047)          (45,698)
Net (additions to) reductions in other assets      43,027          (23,655)          (39,965)
                                              ------------     ------------     -------------
  Net cash provided by (used in)
   investing activities                            14,417          (78,702)          (85,663)
                                              ------------     ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                                   25,000          105,000           111,250
Payment of debt                                  (232,900)         (74,298)         (451,666)
Issuance of Class A common shares                     466              228                80
Issuance of Class B common shares                  69,993           69,972                 -
                                              ------------     ------------     -------------
Net cash provided by (used in)
  financing activities                           (137,441)         100,902          (340,336)
                                              ------------     ------------     -------------
Effect of exchange rate changes on cash            (2,062)            (639)              (73)
                                              ------------     ------------     -------------
  Net change in cash and cash equivalents          43,618          (39,335)           44,615
Cash and cash equivalents at
  beginning of year                                47,582           86,917            42,302
Cash and cash equivalents at                  ------------     ------------     -------------
 at end of year                               $    91,200      $    47,582       $    86,917
                                              ------------     ------------     -------------
                                              ------------     ------------     -------------
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for:
    Interest                                  $    68,973      $    69,806       $    84,428
                                              ------------     ------------     -------------
    Income taxes                              $     5,631      $    16,262       $     6,500
                                              ------------     ------------     -------------



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($000s omitted, except per share amounts)


                                                                                      Accumulated
                                         Class A        Class B Additional                  other
                                      non-voting         voting  paid-in   Retained comprehensive
                            Total   common stock   common stock  capital   earnings        income
                           -------- ------------ ------------- ----------- ---------- ----------
BALANCES AT
  DECEMBER 30, 1995        $533,792   $14,605   $     93,142   $  211,761  $ 224,715  $(10,431)
Comprehensive income
 Net loss                   (13,389)        -              -            -    (13,389)        -
 Foreign currency               (73)        -              -            -          -       (73)
 Adjustment to minimum
  pension liability
  (net of tax benefit
   of $523)                    (715)        -              -            -          -      (715)
                           --------
Total comprehensive income  (14,177)
Issuance of 13,560
  Class A common shares          80        13              -           67          -         -
                           -------- ----------- -------------  ---------- ----------  ---------
BALANCES AT
  DECEMBER 28, 1996         519,695    14,618         93,142      211,828    211,326   (11,219)
Comprehensive income
 Net loss                   (33,021)        -              -            -    (33,021)        -
 Foreign currency              (639)        -              -            -          -      (639)
 Adjustment to minimum
  pension liability
  (net of taxes
   of $6,243)                 9,365         -              -            -          -     9,365
                           --------
Total comprehensive income  (24,295)
Issuance of 42,060
  Class A common shares         228        42              -          186          -         -
Issuance of 10,341,644
  Class B common shares      69,972         -         10,341       59,631          -         -
                           -------- ----------- -------------  ---------- ----------  ---------
BALANCES AT
  JANUARY 3, 1998           565,600    14,660        103,483       271,645   178,305    (2,493)
Comprehensive income
 Net income                   3,270         -              -            -      3,270         -
 Foreign currency            (2,062)        -              -            -          -    (2,062)
                           --------
Total comprehensive income    1,208
Issuance of 87,380
  Class A common shares         466        88              -          378          -         -
Issuance of 13,526,571
  Class B common shares      69,993         -         13,527       56,466          -         -
                           -------- ----------- -------------  ---------- ----------  ---------
BALANCES AT
  JANUARY 2, 1999          $637,267   $14,748   $    117,010    $ 328,489   $181,575   $(4,555)
                           -------- ----------- -------------  ---------- ----------  ---------
                           -------- ----------- -------------  ---------- ----------  ---------



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000s omitted, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Spiegel, Inc. is a leading international specialty retailer, marketing fashionable apparel and home furnishings through catalogs, Internet sites and more than 550 specialty retail stores. The Company also offers private-label FCNB Preferred charge programs to customers of its merchandising businesses and operates a special-purpose bank that markets various bankcard credit programs nationwide.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's joint venture investments in Germany, Japan and the United Kingdom with affiliated companies of Otto Versand, a related party, are accounted for using the equity method as they are less than 50 percent owned.
The results of these entities are not material to the Company.

FISCAL YEAR
The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 1998 and 1996 each consisted of 52 weeks and ended on January 2, 1999 and December 28, 1996, respectively. Fiscal year 1997 consisted of 53 weeks and ended on January 3, 1998.

REVENUE RECOGNITION
The Company records revenue at the point of sale for retail stores and at the time of shipment for catalog sales. The Company provides for returns at the time of sale based upon projected merchandise returns. Finance revenue on customer installment accounts receivables owned is recorded as income when earned. The Company recognizes gains on the sale of customer receivables in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." These gains are recorded as finance revenue in the Consolidated Statements of Earnings.

CASH AND CASH EQUIVALENTS
Cash equivalents represent short-term, highly liquid investments with original maturities of three months or less.

MARKETABLE SECURITIES
Marketable securities consist of the retained certificates issued by a trust in conjunction with the securitization of the Company's customer receivables. These debt securities, classified as trading and stated at fair market value, are included in the Company's balance sheet under "Receivables, net."

INVENTORIES
Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined primarily by the average cost method or by the first-in, first-out method.

ADVERTISING COSTS
Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over the expected lives of the catalogs, which are less than one year. Unamortized costs as of January 2, 1999 and January 3, 1998 were $41,273 and $37,988, respectively, and are included in prepaid expenses. All other advertising costs for both catalog and retail operations are expensed as incurred. Total advertising expense, including the above mentioned catalog costs, was $389,130, $454,240 and $448,700 for fiscal years 1998, 1997 and 1996, respectively.

STORE PRE-OPENING COSTS
Pre-opening costs for new stores are charged to operations as incurred.

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

INTANGIBLE ASSETS
Intangible assets represent principally trademarks and the excess of cost over the fair market value of net assets of businesses purchased. On an annual basis, the Company amortizes these intangibles on a straight-line basis in relation to the anticipated benefits to be derived from the businesses acquired, not to exceed 40 years. Total accumulated amortization of these intangibles was $71,647 and $65,777 at January 2, 1999 and January 3, 1998, respectively. Management periodically considers whether there has been a permanent impairment in the value of goodwill and trademarks by evaluating various factors, including current and projected future operating results and cash flows. The Company does not believe there has been any material impairment in the carrying value of its goodwill and trademarks.

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company's Canadian subsidiary, where the Canadian dollar is considered the functional currency, are translated into U.S. dollars using the exchange rate in effect at the end of the fiscal year for assets and liabilities and the exchange rates in effect at month-end for results of operations. The related unrealized gains or losses resulting from translation are reflected as a component of accumulated other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of earnings as incurred.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company selectively uses non-leveraged, off-balance-sheet derivative instruments to manage its market and interest rate risk, and does not hold derivative positions for trading purposes. Current derivative positions consist primarily of non-leveraged, off-balance-sheet interest rate swaps that are accounted for by recording the net interest paid as interest expense on a current basis. In 1998, the company entered into a short-term interest rate lock to hedge an anticipated securitization transaction, which was subsequently completed in February 1999. Gains or losses resulting from market movements related to these transactions are not recognized at January 2, 1999. The resulting gain related to the interest rate lock will be deferred in the February 1999 balance sheet and recognized in earnings over the life of the transaction.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets and liabilities are recorded in the consolidated balance sheets at historical cost, which approximates fair value. The methods and assumptions used to estimate the fair value of receivables including amounts related to securitizations are discussed in Note 2. The fair value of long-term debt and related derivative financial instruments is discussed in Note 4.

SYSTEMS DEVELOPMENT COSTS
Significant systems development costs are capitalized and amortized on a straight-line basis over a three-year period. Costs, net of amortization, included in other assets as of January 2, 1999 and January 3, 1998 were $26,721 and $26,726, respectively. Related amortization expense recognized in fiscal years 1998, 1997 and 1996 was $11,223, $16,038 and $15,809, respectively. Costs associated with the Company's Year 2000 remediation efforts are expensed as incurred.

CREDIT CARD FEES AND DEFERRED EXPENSES
Annual credit card fees and credit card origination expenses are deferred, on a net basis, and amortized on a straight-line basis over one year.

EMPLOYEE PENSION PLANS
Company policy is to, at a minimum, fund the pension plans to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

STOCK BASED COMPENSATION
The Company has elected to continue to account for stock-based compensation using the intrinsic value method as discussed in Note 5.

INCOME TAXES
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is included in the consolidated federal income tax return of Spiegel, Inc.'s majority shareholder, Spiegel Holdings, Inc. (SHI). Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

EARNINGS PER COMMON SHARE
Basic earnings per common share (EPS) is computed by dividing net earnings by the weighted average number of both classes of common shares outstanding during the year. Diluted EPS assumes the exercise of employee stock options when there is income from continuing operations and the average market price of the common shares exceeds the options exercise price. The dilutive effect of the potential exercise of options, if any, is reflected in diluted EPS using the treasury stock method.

In 1998, options to purchase 1,175,265 shares of common stock at prices ranging from $4.47 to $22.25 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. When income from continuing operations is a loss, inclusion of options in the computation of diluted EPS will result in an antidilutive per share amount. Therefore, 166,690 and 846,895 potentially dilutive options were not included in the computation of diluted EPS in fiscal years 1997 and 1996, respectively.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified from amounts previously reported to conform with the 1998 presentation.

2. RECEIVABLES

Receivables consist primarily of FCNB Preferred charge receivables generated in connection with the sale of the Company's merchandise as well as receivable balances generated from the bankcard credit programs offered by the Company's special-purpose bank. At January 2, 1999, customer receivables serviced were $1,787,890, of which 75% related to the Company's FCNB Preferred charge program. The Company's customer base is diverse in terms of both geographic and demographic coverage. Due to the revolving nature of the credit card portfolio, management believes that the current carrying value of credit card receivables approximates fair value. The average interest rate collected on the receivables approximates the current market rates on new accounts. The allowance for credit card losses is based upon management's evaluation of the collectability of credit card receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions. This allowance is continually reviewed by management.

Receivables consist of the following:

                                                          1998             1997
                                                   -----------     ------------
Composition of Customer Receivable Portfolio:
  Receivables serviced                             $ 1,787,890      $ 1,683,783
  Receivables sold                                  (1,420,730)      (1,292,713)
                                                   -----------     ------------
Receivables owned, at certificate value                367,160          391,070
                                                   -----------     ------------
Composition of Receivables Owned:
Retained certificates                                  239,828          145,732
Receivables with no certificates issued                127,332          245,338
                                                   -----------     ------------
Receivables owned, at certificate value                367,160          391,070

Receivables from trust                                 140,469           95,141
Receivables owned, at fair market value            -----------     ------------
  before allowances                                    507,629          486,211
Less allowance for returns on FCNB Preferred
  charge sales                                         (22,246)         (21,247)
Less allowance for doubtful accounts                    (8,857)         (11,757)
Other trade receivables, net                            67,620          110,169
                                                   -----------     ------------
Receivables, net                                   $   544,146      $   563,376
                                                   -----------     ------------
                                                   -----------     ------------

The Company routinely transfers portions of its customer receivables to trusts that, in turn, sell certificates representing undivided interests in the trusts to investors. The receivables are sold without recourse, and accordingly, no bad debt reserve related to the net receivables sold is maintained. In addition to the certificates sold, an additional class of investor certificates, currently retained by the Company, was issued by the trust in certain transactions.

The Company accounts for these asset-backed securitizations in accordance with SFAS No. 125, which requires that the Company recognize gains on its securitization of customer receivables. Incremental gains of $45,328 and $75,141 were recorded as finance revenue in fiscal year 1998 and 1997, respectively, representing the present value of estimated future cash flows the Company will receive over the estimated outstanding period of the asset securitization. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the return paid to certificate holders, contractual servicing fees, and credit losses along with the future finance charges and principal collections related to interests in the customer receivables retained by the Company. These estimates are calculated utilizing the current performance trends of the receivable portfolios. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control, and, as a result, could materially change in the near term.

The Company also maintains restricted cash accounts as necessary representing reserve funds used as credit enhancement for specific classes of investor certificates issued in certain asset-backed securitization transactions. The value of these funds is included in the Company's balance sheet under "Other assets" and totaled $10,192 and $59,592 at January 2, 1999 and January 3, 1998, respectively. In 1998, restricted cash of $49,400 was released to the Company when the asset-backed securitizations requiring credit enhancement matured.


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                            1998              1997
                                                       ---------        ----------
Land                                                   $  19,450         $  19,813
Buildings and improvements                               145,589           151,297
Equipment                                                249,935           242,774
Leasehold improvements                                   179,836           169,401
                                                       ---------        ----------
                                                         594,810           583,285
Less accumulated depreciation and amortization          (247,627)         (205,534)
                                                       ---------        ----------
                                                         347,183           377,751
Construction in process                                   12,178            17,071
                                                       ---------        ----------
Property and equipment, net                            $ 359,361         $ 394,822
                                                       ---------        ----------
                                                       ---------        ----------

4. DEBT

The following is a summary of the Company's debt:


                                                           1998                1997
                                                     ----------         -----------
Notes payable:
  Revolving credit agreement                         $        -          $  105,000
  Term loan agreements, 6.59% to 9.70%,
   due March 17, 1999 through March 31, 2005            420,000             522,900
Subordinated notes, 6.96% to 9.35%,
  due June 30, 2000                                     128,750             128,750
Secured notes, 7.25% to 7.35%,
  due November 15, 2001 through
  November 15, 2005                                      60,000              60,000
                                                     ----------         -----------
  Total debt                                            608,750             816,650
Less current maturities of debt                         (85,714)           (102,900)
                                                     ----------         -----------
Total debt, excluding current maturities             $  523,036          $  713,750
                                                     ----------         -----------
                                                     ----------         -----------


The Company has a revolving credit agreement with a group of banks that expires on March 26, 2000. In 1998, the related $515,000 commitment was permanently reduced to $350,000 in conjunction with the additional sales of bankcard receivables totaling $165,000. Fees are variable based on the total commitment. Borrowings under this commitment averaged $180,944 with a maximum of $336,000 during 1998. The effective annual interest rate was 6.7% in 1998, excluding the previously mentioned commitment fees.

The Company selectively uses interest rate swap contracts to hedge the underlying interest risks on various term loans. At January 2, 1999, these interest rate swap agreements had effective and termination dates from March 1995 to March 2005. The notional principal amounts of these agreements totaled $70,000 at the end of fiscal year 1998 and 1997. At January 2, 1999 and January 3, 1998, the fair value of these swap agreements was $6,232 and $4,631, respectively. These values were obtained from financial institutions and represent the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and risks of the transactions. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions. These interest rate swaps in total increased interest expense by $1,264, $1,291 and $1,008 in fiscal year 1998, 1997 and 1996, respectively. In 1998, the Company entered into a short-term interest rate lock to hedge an anticipated transaction, which was subsequently completed in February 1999. The notional principal amount of the interest rate lock was $250,000 at January 2, 1999, which approximated its fair value at that date.

Additionally, the Company has letter of credit facilities to support the purchase of inventories. Letter of credit commitments outstanding were $87,307 and $95,008 at January 2, 1999 and January 3, 1998, respectively. At January 2, 1999, there was an additional $112,693 of commitments available for the issuance of letters of credit. The Company also had an available undrawn standby letter of credit facility at January 2, 1999, totaling approximately $10,300 to support a leasing arrangement.

The fair value of the Company's long-term debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, approximates the carrying value of such debt at January 2, 1999.

Aggregate maturities of long-term debt for the five fiscal years subsequent to January 2, 1999 are as follows: 1999, $85,714; 2000, $214,464; 2001, $107,714;
2002, $65,214; 2003, $70,214; and thereafter, $65,430.

5.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN
The current Spiegel, Inc. Salaried Employee Incentive Stock Option Plan, established in 1998 to replace an expiring plan, provides for the issuance of options to purchase up to 1,000,000 shares of Class A non-voting common stock to certain salaried employees. Under the plan, participants are granted options to purchase shares of the specified stock at the fair market value at the date of grant. The options are exercisable at the rate of 20% per year. At January 2, 1999, options outstanding under the current plan and the expired plan were 174,000 and 671,460, respectively. The Company also has a non-qualified stock option plan in place for certain former employees. Options are transferred from the qualified plan to the non-qualified plan 90 days after the date of separation. Options outstanding under the non-qualified plan were 358,000 at January 2, 1999. The following presentations of total options outstanding include all aforementioned stock option plans.

The Company follows the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. If compensation expense had been determined based on the estimated fair value of the options at the grant date as prescribed by SFAS No. 123, the pro-forma effect on the Company's net income would have been a reduction of $223 and $275 in fiscal year 1998 and 1997, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. A risk-free discount rate of 4.50%, an expected life of 5 years for the grants and a volatility of 60% and 53% were assumed for grants in 1998 and 1997, respectively. Dividend yields of 3.7% and 1.8% were assumed for the 1998 and 1997 valuations, respectively. The weighted-average fair value of stock options granted during the years ended January 2, 1999 and January 3, 1998, respectively, were $2.46 and $2.18.

A summary of the changes in the options outstanding is as follows:


                                               Shares       Amount    Average Price
                                           ----------   ----------    -------------
Outstanding at December 30, 1995            1,363,260    $  11,940     $       8.76
  Granted                                     195,500        1,526             7.80
  Exercised                                   (13,560)         (80)            5.92
  Canceled                                    (28,880)        (314)           10.85
                                           ----------   ----------    -------------
Outstanding at December 28, 1996            1,516,320       13,072             8.62
  Granted                                     134,500          659             4.90
  Exercised                                   (42,060)        (228)            5.41
  Canceled                                   (225,060)      (2,076)            9.22
                                           ----------   ----------    -------------
Outstanding at January 3, 1998              1,383,700       11,427             8.26
  Granted                                     174,000        1,044             6.00
Exercised                                     (87,380)        (466)            5.33
  Canceled                                   (266,860)      (2,264)            8.48
                                           -----------   ---------    -------------
OUTSTANDING AT JANUARY 2, 1999              1,203,460    $   9,741     $       8.09
                                           -----------   ---------    -------------
                                           -----------   ---------    -------------

Total stock options authorized but unissued at January 2, 1999 were 826,000.

The following table summarizes information about options outstanding and exercisable at January 2, 1999:


                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                 -----------------------------------------------  ------------------------------
Range of                      Weighted-Average
Exercise              Number         Remaining  Weighted-Average       Number  Weighted-Average
  Prices         Outstanding  Contractual Life    Exercise Price  Exercisable    Exercise Price
---------------- ------------ ----------------  ----------------  ------------ -----------------
$ 4.00 to $ 7.99    748,980     6.4 years            $ 6.23          383,380         $ 6.43
$ 8.00 to $11.99    400,980     2.8 years            $ 9.69          358,800         $ 9.65
$12.00 to $23.00     53,500     3.0 years            $22.25           53,500         $22.25
                 ----------                                       ------------
                  1,203,460     5.1 years            $ 8.09          795,680         $ 8.95
                 ----------                                       ------------
                 ----------                                       ------------


RETIREMENT PLANS
The Company's retirement plans consist of noncontributory defined benefit pension plans and contributory defined benefit health care and life insurance plans. The Company also sponsors a noncontributory supplemental retirement program for certain executives and other defined contribution plans, including 401(K) plans, a profit sharing plan and thrift plans. The Company has recognized additional costs associated with the curtailment of retirement plans, including special termination benefits, due to the consolidation of certain operations. The cost of these programs and the balances of plan assets and obligations are shown below:

                                         Pension Benefits           Other Benefits
                                          1998      1997            1998      1997
                                         --------  -------        --------  -------
ASSETS AND OBLIGATIONS
Change in benefit obligation:
  Beginning of year                     $57,663   $60,031         $ 9,472   $ 9,705
    Service cost                            358       397             438       393
    Interest cost                         3,998     4,580             644       727
    Actuarial (gain)loss                    918       432             975      (577)
    Benefits paid                        (5,933)   (7,777)           (714)     (776)
    Curtailment                           1,780         -               -         -
    Special termination benefits            254         -               -         -
    Plan amendments                           -         -            (906)        -
                                        --------  -------        --------  --------
  End of year                            59,038    57,663           9,909     9,472
                                        --------  -------        --------  --------
Fair value of plan assets:
  Beginning of year                      61,668    47,205               -         -
    Actual return on plan assets          3,097    12,595               -         -
    Employer contributions                2,598     9,645             714       776
    Benefits paid                        (5,933)   (7,777)           (714)     (776)
                                        --------  -------        --------  --------
  End of year                            61,430    61,668               -         -
                                        --------  -------        --------  --------

Funded Status                             2,392     4,005          (9,909)   (9,472)
Unrecognized net actuarial loss           9,527     6,453           2,884     1,981
Unrecognized transition obligation
  and prior service cost                    637       850          (1,219)     (331)
                                        --------  -------        --------  --------
Prepaid (accrued) benefit cost          $12,556   $11,308         $(8,244)  $(7,822)
                                        --------  -------        --------  --------
                                        --------  -------        --------  --------


                                          1998         1997        1996
                                       --------     --------   --------
EXPENSE
Pension:
Service cost                            $  358      $   397     $   647
Interest cost                            3,998        4,580       4,298
Expected return on plan assets          (5,379)      (4,032)     (3,614)
Amortization of transition obligation      212          528         581
Recognized net actuarial loss              204        1,024         847
Amortization of prior service cost           -            -           7
Loss due to curtailment                      -            -       1,625
                                       --------     --------   --------
Total pension cost                        (607)       2,497       4,391
                                       --------     --------   --------
Health care and life insurance:
Service cost                               439          393         727
Interest cost                              644          727         827
Recognized net actuarial loss               72          112          91
Amortization of prior service cost         (18)         (18)        145
Loss due to curtailment                      -           23           -
                                       --------     --------   --------
Total health care and life insurance     1,137        1,237       1,790
                                       --------     --------   --------

Defined contribution plans              15,325       14,740      13,783
                                       --------     --------   --------
Total retirement plan expense          $15,855      $18,474     $19,964
                                       --------     --------   --------
                                       --------     --------   --------

ACTUARIAL ASSUMPTIONS
Expected return on plan assets               9%           9%          9%
Health care trend rate                       8            9          10
Discount rate                                7         7.25           8



For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) was assumed for 1998. The rate was assumed to decrease 1% per year to 6% in the year 2000 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation and related expense by $645 and $93, respectively. A one-percentage-point decrease in assumed health care cost trend rates would decrease the accumulated postretirement benefit obligation and related expense by $583 and $83, respectively.

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms are generally 10 years and many contain renewal options. Many of the retail store leases provide for minimum annual rentals plus additional rentals based upon percentages of sales, which range from 3% to 5%. The Company also sublets certain leased office space to unrelated third parties. Rent expense consisted of the following:

                                            1998        1997        1996
                                        ---------   --------   ---------
Minimum rentals                         $139,798    $135,264    $125,704
Percentage rentals                         1,836       2,340       2,469
Less sublease income                        (569)          -           -
                                        ---------   --------   ---------
Net rental expense                      $141,065    $137,604    $128,173
                                        ---------   --------   ---------
                                        ---------   --------   ---------

Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 2, 1999 are as follows:

           Fiscal Year                                 Amount
           -----------                               ---------
           1999                                      $131,360
           2000                                       123,030
           2001                                       105,732
           2002                                        95,784
           2003                                        90,449
           and thereafter                             358,323
                                                     ---------
           Total minimum lease payments               904,678
           Less minimum sublease income                (4,196)
                                                     ---------
           Net minimum lease payments                $900,482
                                                     ---------
                                                     ---------

LITIGATION
The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

7. INCOME TAXES

Earnings (loss) before income taxes is composed of the following:

                       1998             1997           1996
                   ---------       ----------      ----------
Domestic           $ 19,247        $ (57,510)      $ (25,307)
Foreign              (1,137)           8,104           4,031
                   ---------       ----------      ----------
Total              $ 18,110        $ (49,406)      $ (21,276)
                   ---------       ----------      ----------
                   ---------       ----------      ----------


The components of income tax expense (benefit) are as follows:

                                                 1998          1997         1996
                                             ---------    ---------   ---------
Current:
  Federal                                    $  4,247      $ (5,975)    $(12,311)
  State                                        (1,536)         (896)         700
  Foreign                                      (1,092)        3,894        2,277
                                             ---------     ---------    ---------
Total Current                                   1,619        (2,977)      (9,334)
                                             ---------     ---------    ---------
Deferred:
  Federal                                       7,275       (10,548)       2,811
  State                                        (3,197)       (2,633)        (931)
  Foreign                                         608          (227)        (433)
                                             ---------     ---------    ---------
Total Deferred                                  4,686       (13,408)       1,447
                                             ---------     ---------    ---------
                                             $  6,305      $(16,385)    $ (7,887)
                                             ---------     ---------    ---------
                                             ---------     ---------    ---------

The differences between the provision (benefit) for income taxes at the statutory rate and the amounts shown in the consolidated statements of earnings are as follows:


                                     1998                1997                1996
                                Amount  Percent     Amount   Percent    Amount   Percent
                              --------- --------  --------- --------  --------- --------
Statutory rate                $  6,339     35.0%  $(17,292)  (35.0)%  $ (7,447)  (35.0)%
State income tax (net of
  federal income tax benefit)       91      0.5       (241)   (0.5)     (1,391)   (6.5)
Amortization of non-
  deductible goodwill
  and other items                1,031      5.7      1,548     3.1       1,601     7.5
Changes in estimates of
  previously provided taxes       (756)    (4.2)         -       -           -       -
Tax Credits                       (400)    (2.2)      (400)   (0.8)       (650)   (3.1)
                              --------- --------  --------- --------  --------- --------
Effective tax rate            $  6,305     34.8%  $(16,385)  (33.2)%  $ (7,887)  (37.1)%
                              --------- --------  --------- --------  --------- --------
                              --------- --------  --------- --------  --------- --------

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  1998           1997
                                              ---------      ---------
Deferred tax assets:
  Allowance for doubtful accounts             $  5,283       $  6,369
  Allowance for the gross profit
    on estimated future returns                 10,759         10,810
  Facilities reserve                             2,265          4,979
  Compensated absences accruals                  4,382          4,395
  Reserve for self insurance                     1,145          1,340
  Reserve for inventory losses                  10,013          9,915
  Postretirement benefit obligation              3,412          3,232
  Capitalized overhead in inventory              1,249          3,957
  Net operating loss carryforwards              58,821         49,167
  Other                                          3,453          2,462
                                              ---------      ---------
                                               100,782         96,626
                                              ---------      ---------
Deferred tax liabilities:
  Property and equipment                        40,841         46,337
  Prepaid and deferred expenses                  5,948          8,386
  Gains on sale of accounts receivable          51,801         34,412
  Earned but unbilled finance charges            6,196          5,843
  Deferred rent obligation                       3,756          3,331
  Other                                              -          1,391
                                              ---------      ---------
                                               108,542         99,700
                                              ---------      ---------
Net deferred tax liabilities                  $  7,760       $  3,074
                                              ---------      ---------
                                              ---------      ---------

The Company has net operating loss (NOL) carryforwards of $147,627, due to expire in the years 2012 and 2013. Although realization is not assured for deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.


8. STOCKHOLDERS' EQUITY

The Company discontinued payment of all cash dividends in 1995. Certain restrictions on dividend payments exist under the Company's debt covenants based on financial results. The Company will evaluate its dividend policy on an ongoing basis.

In 1998 and 1997, the Company issued 13,526,571 and 10,341,644 shares of Class B voting common stock, respectively, to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,993 and $69,972 received in 1998 and 1997, respectively, were used primarily to fund working capital and investing needs.


9. SUBSIDIARY PREFERRED STOCK

In March 1994 and December 1995, Newport News issued shares of non-voting redeemable preferred stock to certain directors and executive officers of the Company, its subsidiaries and Otto Versand. All outstanding shares were redeemed in April 1998 for $12,236. The excess of the redemption price over the carrying value of the preferred stock reduced net earnings by $8,535 and the related basic and diluted net earnings per common share by $0.06.

10. SEGMENT REPORTING

Management reviews results of operations before the impact of interest and income taxes. The Company segregates its operations for this review based on products and services offered and includes a merchandising segment and a bankcard segment. Substantially all of the Company's operations are in the United States, with a small Eddie Bauer retail operation in Canada.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment transactions are accounted for as if with a third party. All expenses for support functions are allocated to each segment based on an equitable division of costs.

The merchandising segment is an aggregation of Eddie Bauer, Spiegel Catalog and Newport News. These businesses offer apparel, home furnishings and other merchandise through catalogs, the Internet and retail stores, and are supported by the Company's FCNB Preferred charge card, which can be used interchangeably by Eddie Bauer, Spiegel Catalog and Newport News customers.

The bankcard segment represents the bankcard operations of First Consumers National Bank (FCNB), the Company's special-purpose bank.

BUSINESS SEGMENT COMPARISONS

                                                1998            1997            1996
                                         -----------     -----------     -----------
Revenues:
  Merchandising                          $ 2,822,211     $ 3,010,571     $ 2,968,505
  Bankcard                                   113,200          46,263          46,115
                                         -----------     -----------     -----------
Total revenues                             2,935,411       3,056,834       3,014,620
                                         -----------     -----------     -----------
Operating income
  Merchandising                               21,601           2,314          45,430
  Bankcard                                    70,344          22,685          22,638
                                         -----------     -----------     -----------
Total segment operating income                91,945          24,999          68,068
Premium on acquisitions                       (6,102)         (6,307)         (6,667)
                                         -----------     -----------     -----------
Total operating income                        85,843          18,692          61,401
Interest expense                              67,733          68,098          82,677
                                         -----------     -----------     -----------
Earnings before income taxes             $    18,110     $   (49,406)    $   (21,276)
                                         -----------     -----------     -----------
                                         -----------     -----------     -----------

Assets:
  Merchandising                          $ 1,527,024     $ 1,637,761     $ 1,709,664
  Bankcard                                   167,331         142,786          60,647
  Premium on acquisitions                    162,905         169,007         175,314
                                         -----------     -----------     -----------
Total assets                               1,857,260       1,949,554       1,945,625
                                         -----------     -----------     -----------
                                         -----------     -----------     -----------

Depreciation and amortization
  Merchandising                               80,896          80,110          85,929
  Bankcard                                     1,549           1,645           2,682
  Premium on acquisitions                      6,102           6,307           6,667
                                         -----------     -----------     -----------
Total depreciation and amortization           88,547          88,062          95,278
                                         -----------     -----------     -----------
                                         -----------     -----------     -----------

Net additions to property and equipment:
  Merchandising                               28,414          54,662          44,881
  Bankcard                                       196             385             817
                                         -----------     -----------     -----------
Total net additions to property
  and equipment                          $    28,610     $    55,047     $    45,698
                                         -----------     -----------     -----------
                                         -----------     -----------     -----------


Segment assets, revenues and operating results reflect the impact of the securitization of customer receivables. Non-cash incremental gains on the sale of FCNB Preferred charge customer receivables of $11,757 and $63,813 were included in the merchandising segment in fiscal year 1998 and 1997, respectively. Included in the bankcard segment were non-cash incremental gains of $33,571 and $11,328 in fiscal year 1998 and 1997, respectively.

STATEMENT OF MANAGEMENT RESPONSIBILITY

We have prepared the accompanying consolidated financial statements and related information for the fiscal years 1998, 1997 and 1996. The opinion of the Company's independent auditors, KPMG LLP, on those financial statements follows. The primary responsibility for the integrity and objectivity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

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

KPMG LLP, independent auditors, has been engaged to audit the consolidated financial statements and to render an opinion as to their conformity with generally accepted accounting principles. They conducted their audit in accordance with generally accepted auditing standards. Those standards require that they plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. KPMG LLP is a member of the SEC Practice Section of the American Institute of Certified Public Accountants.

The Board of Directors pursues its responsibility for these financial statements through its audit committee, composed of directors who are not employees of Spiegel or its subsidiaries, which meets periodically with both management and the independent auditors to ensure that each is carrying out its responsibilities. KPMG LLP and the internal audit department have free access to the audit committee, with and without the presence of management.

REPORT OF INDEPENDENT AUDITORS

THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SPIEGEL, INC.:

We have audited the accompanying consolidated balance sheets of Spiegel, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 2, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiegel, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 1999 in conformity with generally accepted accounting principles.




/s/ KPMG LLP
-----------------

Chicago, Illinois
February 10, 1999

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
($000s omitted, except per share amounts)


1998                      First            Second          Third            Fourth       Total Year
------------------     ------------     ------------    ------------     ------------    -----------
Net sales and
 other revenues        $  590,553        $  684,046     $  643,968       $ 1,016,844     $ 2,935,411
Operating income (loss)   (23,763)           11,244          9,938            88,424          85,843
Net earnings (loss)(1) $  (23,133)       $  (10,909)    $   (4,216)      $    41,528     $     3,270
Net earnings (loss)
 per common share (1)
   Basic and diluted   $    (0.19)       $    (0.08)    $    (0.03)      $      0.32     $      0.03
Weighted average
 common shares
 outstanding          119,484,137       131,712,229    131,713,833       131,715,391     128,656,398

MARKET PRICE DATA
 High                 $     6            $  7 15/16     $    7 1/4        $   10 7/8     $    10 7/8
 Low                  $     3 9/16       $   4 9/16     $    3 3/8        $    2 3/8     $     2 3/8



1997                       First           Second           Third           Fourth       Total Year
------------------     ------------     ------------    ------------     ------------    -----------
Net sales and
 other revenues        $  601,812       $   696,243     $  646,963       $ 1,111,816     $ 3,056,834
Operating income (loss)   (39,863)           (3,365)       (10,394)           72,314          18,692
Net earnings (loss)    $  (31,209)      $   (13,483)    $  (20,195)      $    31,866     $   (33,021)
Net earnings (loss)
 per common share
   Basic and diluted   $    (0.28)      $     (0.11)    $    (0.17)      $      0.27     $     (0.28)
Weighted average
  common shares
  outstanding         110,261,774       118,106,457    118,112,697       118,143,431     116,193,587

MARKET PRICE DATA
  High                $     7 7/8       $     7 5/8     $    7 1/2       $     7 1/4     $     7 7/8
  Low                 $     6 1/2       $     5 3/4     $    6           $     4 3/4     $     4 3/4


(1) In 1998, second quarter and total year net earnings include a charge of $8,535, or $0.06 per share, for the redemption of subsidiary preferred stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following persons are the directors of the Company.

                                                                                                                       Year
                                                                                                                 Elected as
Name                                             Age      Offices with Registrant or Other (4)                     Director
----------------------                           ---      ------------------------------------------             ----------
Dr. Michael Otto (1)                             55       Chairman of the Board of Directors                          1982
                                                          and Chairman of the Board of Directors
                                                          of Otto Versand (GmbH & Co)

Thomas Bohlmann                                  53       Board of Directors and Director, Planning                    1989
                                                          and Control of Otto Versand (GmbH & Co)(1989)

Dr. Michael E. Cruesemann (2)(3)                 53       Board of Directors and Director, Finance                     1994
                                                          of Otto Versand (GmbH & Co) and Chief
                                                          Financial Officer of Otto Versand Group
                                                          (1994)

Richard T. Fersch (4)                            49       President and Chief Executive Officer,                       1996
                                                          Eddie Bauer

Hans Jorg Hammer                                 59       Board of Directors and Director, Personnel                   1991
                                                          of Otto Versand (GmbH & Co)(1991)

Horst R. Hansen (2)                              64       Retired.  Prior to March 1994 was a member                   1982
                                                          of the Board of Directors and Director,
                                                          Finance, and Chief Financial Officer
                                                          of Otto Versand Group

John W. Irvin (4)                                51       President and Chief Executive Officer,                       1996
                                                          Spiegel Catalog

George D. Ittner (4)                             55       President and Chief Executive Officer,                       1998
                                                          Newport News

Siegfried Kockmann                               59       Board of Directors and Director,                             1997
                                                          Organizational and Systems Planning of
                                                          Otto Versand (GmbH & Co)(1982)

Michael R. Moran (1)(3)(4)                       52       Office of the President, Chairman and                        1997
                                                          Chief Legal Officer

Dr. Peter Mueller (2)                            57       Retired.  Prior to December 1997 was a                       1985
                                                          member of the Board of Directors and
                                                          Director, Advertising and Marketing of
                                                          Otto Versand (GmbH & Co)


Gert Rietz                                       52       Board of Directors and Director, Merchandise                    1997
                                                          of Otto Versand (GmbH & Co)(1989)

James W. Sievers (3)(4)                          56       Office of the President, Chief Financial                        1997
                                                          Officer

Dr. Peer Witten                                  53       Board of Directors and Director,                                1991
                                                          Operations of Otto Versand (GmbH & Co) for
                                                          at least the last five years

Martin Zaepfel (1)                               55       Vice Chairman of the Board of Directors of                      1996
                                                          Otto Versand (GmbH & Co) and Director,
                                                          Marketing and Advertising of Otto Versand
                                                          (GmbH & Co)(1998); Board of Directors and
                                                          Director, Merchandise of Otto Versand
                                                         (GmbH & Co)(1988)

(1) Member of Board Committee (Executive Committee)
(2) Member of Audit Committee
(3) Member of Finance Committee
(4) The business experience during the last five years of directors who are executive officers of the Company is detailed along with the listing of executive officers that follows.

The terms of all the above-named directors expire on the date of the next annual meeting of the stockholders which is to be held in April, 1999.

Dr. Michael Otto was a member of the Board of Directors and Director - Merchandise of Otto Versand for ten years prior to March 1, 1981.

There is no family relationship between any of the directors.

EXECUTIVE OFFICERS

The following persons are the executive officers and certain significant employees of the Company:


                                                                    Positions and Offices Held
                                                         (all positions and offices are of the Company
Name                                             Age                unless otherwise indicated)
----------------------                           ---      --------------------------------------------------

EXECUTIVE OFFICERS OF SPIEGEL, INC.:

Michael R. Moran                                 52    Office of the President (1997), Chairman (1998),
                                                       and Chief Legal Officer (1997); Senior Vice
                                                       President, Secretary & General Counsel (1996);
                                                       Vice President, Secretary & General Counsel
                                                       (1988); and Director (1997)

James W. Sievers                                 56    Office of the President (1997) and Chief Financial
                                                       Officer (1994); Senior Vice President,
                                                       (1995); Vice President, Finance (1990);
                                                       and Director (1997)

Richard T. Fersch                                49    President (1992) and Chief Executive Officer (1997), Eddie
                                                          Bauer; and Director (1994)

John W. Irvin                                    51    President (1996) and Chief Executive Officer (1997),
                                                       Spiegel Catalog; Senior Vice President, General
                                                       Merchandise Manager of Mervyn's (a division of Dayton
                                                       Hudson Corporation) (1992);
                                                       and Director (1996)

George D. Ittner                                 55    President (1992) and Chief Executive Officer (1997),
                                                          Newport News; and Director (1998)

Jon K. Nordeen                                   43    Vice President and Chief Information Officer
                                                       (1996); Director of Application Development of
                                                       Dayton Hudson Corporation (1995); Director of
                                                       Application Development, Department Store Division
                                                       of Dayton Hudson Corporation (1987)

John R. Steele                                   46    Vice President (1995) and Treasurer (1993)


CERTAIN SIGNIFICANT EMPLOYEES:

Gregory R. Aube                                  46    President of FCNB (1995); General Counsel and
                                                       Corporate Secretary of FCNB (1989)

Michael L. Wilson                                44    President of DFS (1996); Director, Logistics of
                                                       Eddie Bauer (1995); Vice President, Retail
                                                       Distribution of DFS (1993)


The terms of all the above-named officers expire on the date of the next annual meeting of the Board of Directors which is to be held in April, 1999.

There is no family relationship between any of the officers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued by the Company for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 to or on behalf of each of the six most highly compensated key policy-making executive officers of the Company.


                                   Annual Compensation           Stock
Name and                      ----------------------------     Options     LTIP
Principal                      Salary    Bonus    Other (2)    Granted   Payout (3)
Position                Year     ($)       ($)       ($)          (#)        ($)
-------------------    ------ --------  --------  ---------  ----------  ----------

Michael R. Moran        1998  $318,462  $267,436  $101,783     15,000     $242,300
Office of the           1997   260,000   150,000    94,456     10,000            -
President, Chairman,    1996   210,000    23,464    90,635      5,000            -
Chief Legal Officer
and Director

James W. Sievers        1998  $343,077  $224,077  $ 91,924     15,000     $243,700
Office of the           1997   310,000   150,000   103,765     10,000            -
President, Chief        1996   270,000    23,464    95,151      5,000            -
Financial Officer
and Director

Harold S. Dahlstrand(1) 1998  $332,039  $230,236  $ 75,015          -     $238,700
Retired.  Former Vice   1997   290,000   150,000    99,357     10,000            -
Chairman, Chief Human   1996   230,000   123,464    80,056      7,500            -
Resources Officer and
Chairperson of the Office
of the President

Richard T. Fersch       1998  $750,000  $      -  $174,531     15,000     $      -
President and Chief     1997   650,000   243,700   157,789     10,000            -
Executive Officer of    1996   600,000   702,000   150,387     10,000            -
Eddie Bauer and Director

John W. Irvin           1998  $500,000  $300,000  $140,408     15,000     $331,000
President and Chief     1997   475,000   213,750   126,945     10,000            -
Executive Officer of    1996   300,000   100,000    88,649     60,000            -
Spiegel Catalog and
Director

George D. Ittner        1998  $400,000  $377,610  $ 33,078     15,000     $368,932
President and Chief     1997   374,736   175,000    57,906     25,000            -
Executive Officer of    1996   366,045    50,000    49,601      5,000            -
Newport News and
Director


(1) Harold S. Dahlstrand retired from the Company and the Board of Directors in November 1998. As part of his retirement agreement, Mr. Dahlstrand will receive $761,600 over the two year period ending December 30, 2000.

(2) The following tables summarize all other compensation for the years ended January 2, 1999, January 3, 1998 and December 28, 1996:

(3) Certain executives of the Company earned long-term incentive bonuses in 1998. This long-term incentive plan covered the operating and financial performance of the individual businesses over the last two years, with the payout formula heavily weighted to the 1998 performance.


                                    Retirement   Car Allowance/  Life Insurance
                  Name               Benefits        Other       Premiums Paid      Total
              -------------------- ------------ ---------------  -------------- ------------

         1998 Michael R. Moran      $   27,069   $   63,648        $  11,066      $  101,783
              James W. Sievers          29,162       43,524           19,238          91,924
              Harold S. Dahlstrand      24,699       45,165            5,151          75,015
              Richard T. Fersch         63,750       41,515           69,266         174,531
              John W. Irvin             42,500       52,456           45,452         140,408
              George D. Ittner           3,200       23,908            5,970          33,078


         1997 Michael R. Moran      $   22,600    $  64,095        $   7,761      $   94,456
              James W. Sievers          27,100       62,779           13,886         103,765
              Harold S. Dahlstrand      25,300       64,055           10,002          99,357
              Richard T. Fersch         57,700       45,251           54,838         157,789
              John W. Irvin             41,950       50,712           34,283         126,945
              George D. Ittner           5,476       52,430                -          57,906


         1996 Michael R. Moran      $   18,210    $  61,593        $  10,832      $   90,635
              James W. Sievers          23,670       53,102           18,379          95,151
              Harold S. Dahlstrand      20,030       46,184           13,842          80,056
              Richard T. Fersch         53,700       41,710           54,977         150,387
              John W. Irvin                  -       49,476           39,173          88,649
              George D. Ittner           3,791       43,835            1,975          49,601

OPTION GRANTS TABLE

The following table sets forth grants of stock options to the named executive officers during the year ended January 2, 1999 and the potential realizable value of the grants assuming that the market price of the underlying stock appreciates in value from the date of grant to the end of the option term at the stipulated annual rates of 5% and 10%:


                    Number
                      of                                         Potential Realizable
                  Securities   Percent of                             Value at Assumed
                    Under-   Total Options                         Annual Rates of Stock
                    lying     Granted to    Exercise                 Price Appreciation
                    Options    Employees     Price    Expiration         for Option
Name                Granted    in 1998       ($/sh)      Date        5% ($)     10% ($)
------------------ --------- -------------  -------- -----------   --------   ---------

Michael R. Moran     15,000       8.6%        6.00     12/31/08     56,601     143,437

James W. Sievers     15,000       8.6%        6.00     12/31/08     56,601     143,437

Harold S. Dahlstrand      -         -            -            -          -           -

Richard T. Fersch    15,000       8.6%        6.00     12/31/08     56,601     143,437

John W. Irvin        15,000       8.6%        6.00     12/31/08     56,601     143,437

George D. Ittner     15,000       8.6%        6.00     12/31/08     56,601     143,437


The stock options granted become exercisable at the rate of 20% per year from the date of the grant.

AGGREGATED OPTION EXERCISES IN 1998 AND JANUARY 2, 1999 OPTION VALUES

The following table sets forth shares acquired on exercise and stock option values at January 2, 1999:

                                       Number of Securities     Value of Unexercised
                                      Underlying Unexercised    In-the-Money Options
                   Shares                  Options at                     at
                  Acquired               January 2, 1999            January 2, 1999
                     On      Value    Exercise-  Unexercise-     Exercise-   Unexercise-
      Name        Exercise  Realized    able         able          able        able
----------------  --------  --------  ---------  ----------    -----------   -----------

Michael R. Moran     6,000   $48,125    43,500      30,000        $ 1,700       $ 6,800

James W. Sievers         -         -    45,000      31,000        $ 1,700       $ 6,800

Harold S. Dahlstrand 1,200   $ 7,875    60,500           -        $ 8,500             -

Richard T. Fersch        -         -    69,400      51,000        $ 1,700       $ 6,800

John W. Irvin            -         -    26,000      59,000        $ 1,700       $ 6,800

George D. Ittner         -         -    14,000      41,000        $ 4,250       $17,000


COMPENSATION OF DIRECTORS

The Company pays an annual fee of $10,000 to its independent directors and reimburses any reasonable out-of-pocket expenses incurred by all directors in attending meetings.

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Richard T. Fersch, President and Chief Executive Officer of Eddie Bauer, the term of which extends through December 31, 2002. The annual base salary under this agreement is $850,000 in 1999, and escalates to $1,000,000 in the year 2000. The agreement also entitles Mr. Fersch to receive an annual bonus based upon the financial performance of Eddie Bauer. The bonus opportunity for 1999 is 95% of base salary. The bonus opportunity for the remaining three years of the agreement is 100% of base salary. During all four remaining years of this agreement, Mr. Fersch is guaranteed 50% of the eligible bonus opportunity.

The Company has an employment agreement with John W. Irvin, President and Chief Executive Officer of Spiegel Catalog, the term of which extends through December 31, 2001. The current annual base salary under this agreement is $525,000. The agreement entitles Mr. Irvin to receive an annual bonus based on the financial performance of Spiegel Catalog.

The Company has an employment agreement with George D. Ittner, President and Chief Executive Officer of Newport News, the term of which extends through August 31, 2000. The current annual base salary under this agreement is $425,000. The agreement entitles Mr. Ittner to receive an annual bonus based on the financial performance of Newport News.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board Committee, which determines executive officer compensation, consists of Dr. Michael Otto, Martin Zaepfel, and Michael Moran. Mr. Moran also serves as the Chairperson of the Office of the President of the Company.

EMPLOYEE BENEFITS

               STOCK OPTION PLAN

               The current Spiegel, Inc. Salaried Employee Incentive Stock Option Plan is administered by a Stock Option Committee consisting of three members of the Company's Board of Directors who are not salaried employees of the Company or its participating subsidiaries and who are appointed to the Committee periodically. Certain salaried employees of Spiegel and its subsidiaries are eligible to participate in the plan. Options are granted to those eligible employees as determined by the Stock Option Committee. The Stock Option Committee also has authority to determine the number of shares and terms consistent with the plan with respect to each option. Options granted under the plan relate to the Class A non-voting common stock of the Company. The maximum number of shares which may be issued under the current plan is 1,000,000. The participants' options become exercisable at the rate of 20% per year. The options expire ten years after the date of grant of options. The option price upon exercise of the option is the fair market value of the shares on the date of grant of the option. Options granted under the plan are not transferable or assignable other than by will or by the laws of descent and distribution. Stock options outstanding under the above plan were 174,000 at January 2, 1999.

               In addition to the current stock option plan discussed above, 671,460 shares were outstanding at January 2, 1999 under a plan that expired in 1998. These options were issued under the same terms as the plan currently in place. The Company also has a non-qualified stock option plan in place for certain former employees. Options are transferred from the qualified plan to the non-qualified plan 90 days after the date of separation. Options outstanding under the non-qualified plan were 358,000 at January 2, 1999.

               The average per share price of stock options granted during the year was $6.00. Net cash realized with respect to the exercise of options during the year was approximately $466,000.

               SPIEGEL GROUP VALUE IN PARTNERSHIP PROFIT SHARING AND 401(k) SAVINGS PLAN

               The Company maintains two consolidated Profit Sharing and 401(k) Savings Plans for employees of Spiegel (Catalog and corporate), Eddie Bauer, FCNB, and Distribution Fulfillment Services ("DFS"). Participation commences on the beginning of a quarter following one year of continuous service. The Company and participating subsidiaries contribute annually to the plan 7% of the first $100 million of Spiegel consolidated earnings before income taxes, plus 6% of the second $100 million of Spiegel consolidated earnings before income taxes, plus 4% of Spiegel consolidated earnings before income taxes in excess of $200 million plus any other amounts determined by the Company's Board of Directors. A minimum contribution of 4% of eligible considered compensation will be made, but in no event will the total contribution exceed the maximum amount deductible for Federal income tax purposes. Company contributions and forfeitures are allocated among eligible participants in proportion to considered compensation.

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

               SPIEGEL, INC., SUPPLEMENTAL RETIREMENT BENEFIT PLAN

               The Company maintains an unfunded supplemental retirement plan for the benefit of certain employees covered by the Spiegel Group Value in Partnership Profit Sharing and 401(k) Savings Plan described above (the "profit sharing and thrift plans") whose benefits under the profit sharing and thrift plans are reduced by application of Sections 401(a)(17) and 402(g)of the Internal Revenue Code. If a participant's annual additions under the profit sharing and thrift plans are reduced by reason of special limitations of the Internal Revenue Code, the Company will make an annual contribution to the trust in the amount of the reduction. Supplemental benefits under the supplemental retirement plan are payable in cash at the same time and in the same manner as the participant's employer account under the profit sharing and thrift plans except no payments are made prior to death, disability or reaching retirement age.

               SPLIT DOLLAR LIFE INSURANCE PROGRAM

               The Company maintains a split dollar life insurance program covering certain executives of the Company. A covered employee may apply for an individual life insurance policy on his life in a face amount up to three times his base salary. The employee pays a portion of the annual premium approximately equal to the after tax cost of an equivalent amount of term life insurance. The balance of the premium due (if any) is paid by the Company. The Company owns a part of the cash value equal to its payments and is beneficiary for that amount. The employee names his own beneficiary and collaterally assigns the policy to the Company to the extent of the Company's payments. Cash value and dividends accumulate tax-free and all amounts in excess of the Company's payments belong to the employee. On the death of the employee, any amounts due to the Company are paid with the balance of the proceeds distributed as directed by the employee.

               EXECUTIVE BONUS AND INCENTIVE PLANS

               The Company maintains various annual bonus plans for certain of its executives, designed to reward performance. The Company's annual payment of bonuses is based upon the attainment of pre-determined annual operating and financial performance objectives. In addition, the Company periodically offers a long-term incentive bonus plan. Payment of long-term incentive bonuses is based on the attainment of pre-determined operating and financial performance objectives that span more than one year. For 1998, approximately $17,800,000 was earned under both these bonus plans.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Spiegel Holdings, Inc. (SHI) holds 99.9% of the Company's Class B voting common stock. The following table sets forth certain information with respect to the number of shares of Class B voting common stock owned by SHI, which is the only stockholder beneficially owning more than 5% of the Class B voting common stock. SHI is a holding company whose principal asset is stock of the Company. The total number of holders of the Company's Class B voting common stock as of March 18, 1999, was two.


                                                                    Percentage of
                                                                    outstanding
                               Number of           Title of         Class B voting
Name and Address               shares(1)           class            common stock
-------------------------      ----------          ---------        ---------------

Spiegel Holdings, Inc.(2)      116,957,089         Class B           99.9%
The Corporation                                    voting
  Trust Center                                     common
1209 Orange Street                                 stock
Wilmington, DE 19801


(1) The shares are owned of record and beneficially, with sole investment and voting power. However, see note (2) below.

(2) In excess of 50% of the common stock of SHI is beneficially owned by Dr. Michael Otto, who controls the manner in which SHI votes its Class B voting common stock of the Company in all matters, including the election of directors. Under rules and regulations promulgated by the Securities and Exchange Commission, Dr. Otto may be deemed to beneficially own all the shares of the Company owned by SHI. Dr. Otto is a director of the Company. No officers or other directors of the Company are Class B stockholders of record or beneficial stockholders thereof.

B.  SECURITY OWNERSHIP OF MANAGEMENT

As of March 18, 1999, certain members of the Company's Board of Directors, and the directors and officers of the Company as a group, owned shares of the Company's Class A non-voting common stock as indicated in the following table:

As shown in Column II, in the case of Company officers, portions of the shares indicated as beneficially owned are actually shares attributable to unexercised and unexpired options for Class A non-voting common stock granted by the Company to such officers, which are exercisable as of, or first become exercisable within 60 days after, March 18, 1999.


                                     Amount and
                Name of              Nature of
 Title        Beneficial             Beneficial       Acquirable        Percent
of Class        Owner                Ownership (1)  Within 60 Days      of Class
--------   --------------------      -------------  --------------   ------------
                                         (I)              (II)           (III)

Class A    Gregory A. Aube               3,761           2,400             *

Class A    Richard T. Fersch            73,000          69,400             *

Class A    John W. Irvin                46,000          36,000             *

Class A    George D. Ittner             16,400          14,000             *

Class A    Michael R. Moran             55,500          35,500             *

Class A    Dr. Peter Mueller            10,000               -             *

Class A    Jon K. Nordeen                  400             400             *

Class A    Gert Rietz (2)               29,500               -             *

Class A    James W. Sievers             45,000          37,000             *

Class A    John R. Steele                1,750           1,500             *

Class A    Michael L. Wilson             2,438           2,400             *

Class A    All directors and           283,749         198,600           1.9%
           officers as a group
           (19 persons)

(1) Includes shares which may be acquired within 60 days under the Company's Stock Option Plan.

(2) Section 16(a) Beneficial Ownership Reporting Compliance: As required by the Securities Exchange Act of 1934, as amended, the Company notes that Mr. Gert Rietz reported on a Form 4 filed late one transaction involving the purchase of Class A non-voting common stock in an open market transaction in October 1998.

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

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand and Turkey. Otto Versand International (GmbH) is a wholly-owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $4,035,000 in 1998, $4,050,000 in 1997, and $3,917,000 in 1996. The arrangements are indefinite in term but may generally be canceled by either party upon one year's written notice.

The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise by catalog and in retail stores. Otto Versand owns Together, Ltd. Commission expenses incurred on this account were $2,697,000, $3,171,000 and $3,870,000 in 1998, 1997 and 1996, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

In 1993, the Company formed a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in Japan. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were 33 stores open in Japan as of January 2, 1999. To date, Eddie Bauer has contributed $6,472,027 to the project and in 1994, received a $2,500,000 licensing fee for the use of its name. Eddie Bauer received $4,547,000, $4,272,000 and $3,981,000 in royalty income on retail and catalog sales during 1998, 1997 and 1996, respectively. Eddie Bauer recorded income of approximately $275,000 in 1998, a loss of $31,000 in 1997, and income of $406,000 in 1996 for its equity share of the joint venture.

During 1995, Eddie Bauer formed a joint venture with Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in Germany. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were nine stores open in Germany as of January 2, 1999. Eddie Bauer has contributed $3,482,401 to the project and has received $1,000,000 in licensing fees for the use of its name. Eddie Bauer received $1,033,000, $756,000 and $773,000 in royalty income on retail and catalog sales during 1998, 1997 and 1996, respectively. Eddie Bauer recorded approximately $4,394,000, $1,642,000 and $707,000 of losses for its equity share of the joint venture during 1998, 1997 and 1996, respectively.

During 1996, Eddie Bauer formed a joint venture with Gratten plc (a subsidiary of Otto Versand)and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were six stores open in the United Kingdom as of January 2, 1999. Eddie Bauer has contributed $2,617,240 to the project and received a licensing fee of $666,667 in 1998 for the use of its name. In addition, Eddie Bauer received $209,000 and $41,000 in 1998 and 1997, respectively, in royalty income on retail and catalog sales. Eddie Bauer recorded losses of approximately $2,685,000 and $956,000 in 1998 and 1997, respectively, for its equity share of the joint venture.

In 1993, Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd. (EBI) (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia (EBI-Hong

Kong) and, as of 1997, in the Americas (EBI-Miami). The buying agents contact suppliers, inspect goods and handle shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangements are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $20,173,000, $22,900,000 and $14,476,000 to EBI-Hong
Kong for these services in 1998, 1997 and 1996, respectively. The Company paid EBI-Miami $3,226,000 for these services in 1998. Additionally in 1998, the Company received $3,750,000 from EBI-Miami in exchange for services rendered to EBI-Miami. These services related to the startup of EBI-Miami's operations and included general consulting and training.

In March 1994, Newport News issued 113 shares of non-voting preferred stock to ten directors and ten other executive officers of the Company and nine executive officers and directors of Newport News and Otto Versand for $40,000 per share. Each participant was eligible to purchase up to four shares. In December 1995, an additional seven shares were offered to four executive officers from Newport News and Eddie Bauer at $43,000 per share. At year-end 1997, 92 shares were outstanding, including 85 shares from the initial issuance, held by the following individuals with the number of shares indicated by parentheses following each name: Dr. Michael Otto (4); Thomas Bohlmann (3); Hans-Christoph Fischer (4); Hans-Jorg Hammer (4); Dr. Peter Mueller (4); Peer Witten(4);
John J. Shea (4); Harold S. Dahlstrand (4); James J. Broderick (4); Robert E. Conradi (4); Michael R. Moran (4); Georgia L. Shonk-Simmons (4); James W. Sievers (4); Karl A. Steigerwald (4); George D. Ittner (4); James W. Brewster
(4); Geralyn M. Madonna (2); Gerhard Hocht (4); Siegfried Kockmann (4); Gert Rietz (4); Martin Zaepfel (4) Dr. Michael Cruesemann (4); Martin Smith (1); David Knoll (1); Charles Krieg (1); and Richard Fersch (4). All 92
outstanding shares were redeemed by the Company for $12,236,000, or $133,000 per share, in April 1998. The redemption price per share was determined by an independent valuation consultant and reflected the fair market value at that date.

In March 1997, the Company issued 10,341,644 shares of Class B voting common stock for $69,972,000 to its majority shareholder, Spiegel Holdings, Inc. The Company issued an additional 13,526,571 shares of Class B voting common stock for $69,993,000 to Spiegel Holdings, Inc. in March 1998. The proceeds from these issuances, net of related costs, were used to fund working capital and investing needs.

The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

                                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS OF FORM 8-K


                                                                                                 PAGE
A.               1.     FINANCIAL STATEMENTS

                        Consolidated Balance Sheets                                              17
                        Consolidated Statements of Earnings                                      18
                        Consolidated Statements of Cash Flows                                    19
                        Consolidated Statements of Stockholders' Equity                          20
                        Notes to Consolidated Financial Statements                               21-34
                        Report of Independent Auditors                                           36
                        Selected Quarterly Financial Data                                        37


                 2.     FINANCIAL STATEMENT SCHEDULE

                        Independent Auditors' Report on Schedule                                 54
                        Schedule II--Valuation and Qualifying Accounts                           55


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

                 Exhibit
                 Number            Description of Exhibit


                  3(a)             Restated Certificate of Incorporation of the Registrant (i)

                  3(b)             By-Laws of the Registrant (i)

                  4                Revised Specimen Stock Certificate (ii)

                  10(a)            Spiegel, Inc., Semi-Monthly Salaried Employees Incentive Stock Option Plan (File No.
                                   33-69937) replacing (File No. 33-15936) and post-effective Amendment No. 1 thereto, and the Company's registration statements on Form S-8 and post-effective amendments thereto
                                   (File No. 33-19663, 33-32385, 33-38478, 33-44780, 33-56200, 33-51755 and 33-65469) (iii)

                  10(b)            Spiegel, Inc., Supplemental Retirement Benefit Plan (iv)

                  21               List of subsidiaries of the Registrant

                  23               Consent of KPMG LLP

                  24               Powers of Attorney (iv)

                  27               Financial Data Schedule


         (i) Filed as an Exhibit to or part of the Company's Registration Statement on Form S-3 (File No. 33-50739) and hereby incorporated by reference herein.

         (ii)       Filed as an Exhibit to the 1988 10-K.

         (iii) Filed as an Exhibit to or part of the Company's Registration Statement on Form S-8 (File No. 33-69937, 33-19663, 33-32385, 33-38478, 33-44780, 33-56200 and 33-51755) and
                    hereby incorporated by reference herein.

         (iv) Filed as an Exhibit to or part of the Company's Registration Statements on Form S-1 (File No. 33-15936) and hereby incorporated by reference herein.

         B.         REPORTS ON FORM 8-K

                    None.

         INDEPENDENT AUDITORS' REPORT ON SCHEDULE

         The Board of Directors and Stockholders
         Spiegel, Inc.:

         Under date of February 10, 1999, we reported on the consolidated balance sheets of Spiegel, Inc., and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended January 2, 1999, which are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                           /S/ KPMG LLP
                                                           --------------

         Chicago, Illinois
         February 10, 1999

                                                                     SCHEDULE II


                         SPIEGEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED
                                 ($000s omitted)



                                                       January 2,     January 3,   December 28,
                                                         1999          1998          1996
                                                      -----------   ------------  ------------

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Balance at beginning of year                 $  14,922      $  14,830      $  40,832
           Charged to earnings                           29,837         13,521         22,593
           Reduction for receivables sold               (10,791)          (235)       (23,861)
           Accounts written off, net of
             recoveries                                 (22,125)       (13,194)       (24,734)
                                                      ----------     ----------     ----------
           Balance at end of year                     $  11,843      $  14,922      $  14,830
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spiegel, Inc., has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.

                                                   SPIEGEL, INC.

                                  By:   /s/ Michael R. Moran
                                        ----------------------------
                                        Michael R. Moran, Chairman of the
                                        Office of the President,
                                        Chief Legal Officer (Principal
                                        Operating Executive Officer)

                                        /s/ James W. Sievers
                                        ----------------------------
                                        James W. Sievers, Office of the
                                        President, Chief Financial Officer
                                        (Principal Operating Executive Officer
                                        and Principal Financial and Accounting
                                        Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc., and in the capacities indicated on March 25, 1999.


                  Signature                  Title
         --------------------------    -----------------------------------------



         /s/ Michael R. Moran
         --------------------           Chairman of the Office of the President,
         Michael R. Moran               Chief Legal Officer (Principal Operating
                                        Executive Officer) and Director




         /s/ James W. Sievers
         --------------------           Office of the President, Chief Financial
         James W. Sievers               Officer (Principal Operating Executive
                                        Officer and Principal Financial and
                                        Accounting Officer) and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc., and in the capacities indicated on March 25, 1999.


                  Signature                            Title
         --------------------------          -----------------------------------



         /s/ Thomas Bohlmann
         ----------------------------        Director
         Thomas Bohlmann



         /s/ Dr. Michael E. Cruesemann
         -----------------------------       Director
         Dr. Michael E. Cruesemann



         /s/ Richard T. Fersch
         ----------------------------        Director
         Richard T. Fersch



         /s/ John W. Irvin
         ----------------------------        Director
         John W. Irvin



         /s/ George D. Ittner
         ----------------------------        Director
         George D. Ittner



         /s/ Martin Zaepfel
         ----------------------------        Director
         Martin Zaepfel