Form 10-Q
period 1999-04-03
SPIEGEL INC
filed 1999-05-18
CIK 276641

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

For the quarter ended April 3, 1999
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,791,544 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SPIEGEL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


Consolidated Balance Sheets, April 3, 1999 and January 2, 1999

Consolidated Statements of Earnings,
     Thirteen Weeks Ended April 3, 1999 and April 4, 1998

Consolidated Statements of Cash Flows,
     Thirteen Weeks Ended April 3, 1999 and April 4, 1998

Notes to Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     Information contained in Part I, Item 2. under the caption
     "Market Risk" on page 11 of this Form 10-Q is incorporated herein by reference.



                                   2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)

                         April 3, 1999 and January 2, 1999

                                                    (unaudited)
                                                       April 3,     January 2,
                                                           1999           1999
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    34,204    $    91,200
   Receivables, net                                     555,162        544,146
   Inventories                                          502,985        490,915
   Prepaid expenses                                      89,736         93,390
   Refundable income taxes                               10,877          9,897
   Deferred income taxes                                 25,960         25,946
                                                    ------------   ------------
     Total current assets                             1,218,924      1,255,494

 Property and equipment, net                            349,279        359,361
 Intangible assets, net                                 152,941        153,146
 Other assets                                            87,945         89,259
                                                    ------------   ------------
                Total Assets                        $ 1,809,089    $ 1,857,260
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                       $    35,714     $   85,714
   Accounts payable                                     205,720        287,585
   Accrued liabilities:
     Salaries and wages                                  24,274         46,301
     General taxes                                       86,564        103,890
     Allowance for returns                               21,434         33,222
     Other accrued liabilities                           96,183        106,539
                                                    ------------   ------------
     Total current liabilities                          469,889        663,251

 Long-term debt, excluding current maturities           684,322        523,036
 Deferred income taxes                                   26,714         33,706
                                                    ------------   ------------
     Total liabilities                                1,180,925      1,219,993

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000 shares;
    14,791,544 shares issued and outstanding at
    April 3, 1999; 14,747,844 shares issued and
    outstanding at January 2, 1999                       14,792         14,748
   Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; 117,009,869 shares issued and
    outstanding at April 3, 1999 and
    January 2, 1999                                     117,010        117,010
   Additional paid-in capital                           328,712        328,489
   Accumulated other comprehensive income (loss)         (3,913)        (4,555)
   Retained earnings                                    171,563        181,575
                                                    ------------   ------------
 Total stockholders' equity                             628,164        637,267
                                                    ------------   ------------
   Total liabilities and stockholders' equity       $ 1,809,089    $ 1,857,260
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.

                                      3
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  Spiegel, Inc. and Subsidiaries

                  Consolidated Statements of Earnings

                  ($000s omitted, except per share amounts)

                  Thirteen Weeks Ended April 3, 1999 and April 4, 1998
                  (unaudited)


                                                     Thirteen Weeks Ended
                                                    April 3,       April 4,
                                                        1999           1998
                                                 ------------   ------------
Net sales and other revenues:
 Net sales                                       $   564,525    $   532,450
 Finance revenue                                      51,458         49,214
 Other revenue                                         9,194          8,889
                                                 ------------   ------------
                                                     625,177        590,553
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                384,255        379,612
  Selling, general and administrative
   expenses                                          243,650        234,704
                                                 ------------   ------------
                                                     627,905        614,316
                                                 ------------   ------------
Operating income (loss)                               (2,728)       (23,763)

Interest expense                                      14,242         16,870
                                                 ------------   ------------

Earnings (loss) before income taxes                  (16,970)       (40,633)

Income tax benefit                                    (6,958)       (17,500)
                                                 ------------   ------------

Net earnings (loss)                              $   (10,012)   $   (23,133)
                                                 ------------   ------------
                                                 ------------   ------------

Net earnings (loss) per common share
Basic and diluted                                $     (0.08)   $     (0.19)
                                                 ------------   ------------
                                                 ------------   ------------
Weighted average number of common
 shares outstanding                              131,788,511    119,484,137
                                                 ------------   ------------
                                                 ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.

                                     4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    Spiegel, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows

                    ($000s omitted)

                    Thirteen Weeks ended April 3, 1999 and April 4, 1998 (unaudited)

                                                           Thirteen Weeks Ended
                                                          April 3,        April 4,
                                                              1999            1998
                                                       ------------    ------------

Cash flows from operating activities:
 Net earnings (loss)                                   $   (10,012)    $   (23,133)
 Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
  Depreciation and amortization                             19,021          19,207
  Change in assets and liabilities,
   net of effects of acquisition:
    (Increase) decrease in receivables, net                (11,016)         98,853
    Increase in inventories                                (12,070)         (6,729)
    Decrease in prepaid expenses                             3,654           7,794
    Decrease in accounts payable                           (81,865)        (91,657)
    Decrease in accrued liabilities                        (61,497)        (51,602)
    Decrease in income taxes                                (7,986)        (20,286)
                                                       ------------    ------------
Net cash used in operating activities                     (161,771)        (67,553)
                                                       ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                    (4,613)         (6,147)
 Net additions to other assets                              (2,807)         (3,874)
                                                       ------------    ------------
  Net cash used in investing activities                     (7,420)        (10,021)
                                                       ------------    ------------

Cash flows from financing activities:
 Issuance of debt                                          172,000         145,000
 Payment of debt                                           (60,714)       (155,000)
 Issuance of Class B common stock                               --          69,998
 Exercise of stock options                                     267             113
                                                       ------------    ------------
  Net cash provided by financing activities                111,553          60,111
                                                       ------------    ------------

Effect of exchange rate on cash                                642            (190)

Net change in cash and cash equivalents                    (56,996)        (17,653)
Cash and cash equivalents at beginning of year              91,200          47,582
                                                       ------------    ------------
Cash and cash equivalents at end of period             $    34,204     $    29,929
                                                       ------------    ------------
                                                       ------------    ------------
Supplemental cash flow information:
 Cash paid during the period for:

  Interest                                             $    11,085     $    13,374
                                                       ------------    ------------
                                                       ------------    ------------
  Income taxes                                         $       979     $     3,243
                                                       ------------    ------------
                                                       ------------    ------------

[FN]
See accompanying notes to consolidated financial statements.

                                     5
-------------------------------------------------------------------------
-------------------------------------------------------------------------

                             Spiegel, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements
                                    ($000s omitted)
                                      (unaudited)

(1)  Basis of presentation
   The consolidated financial statements included herein are unaudited and have been prepared from the books and records of the Company in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the year ended January 2, 1999. Due to the seasonality of the Company's business, the results for interim periods are not necessarily indicative of the results for the year.


(2)  Reclassifications
   Certain prior amounts have been reclassified from amounts previously reported to conform with the 1999 presentation.


(3)  Debt
   The Company has a revolving credit agreement with a group of banks that expires on March 26, 2000. Outstanding borrowings of $172,000 related to the revolver are classified as long-term debt in the Company's balance sheet as of April 3, 1999. The Company intends to refinance the obligation on a long-term basis with terms similar to those existing under the current financing agreement prior to its expiration.

                                   6
-------------------------------------------------------------------------
-------------------------------------------------------------------------

(4)  Segment reporting
   Segment revenues and operating profit, including a reconciliation to the consolidated Company's earnings before income taxes, follows:

                                                     Thirteen Weeks Ended
                                                    April 3,       April 4,
                                                        1999           1998
                                                 ------------   ------------
Revenues:
 Merchandising                                   $   609,428    $   573,021
 Bankcard                                             15,749         17,532
                                                 ------------   ------------
Total revenues                                   $   625,177    $   590,553
                                                 ------------   ------------
                                                 ------------   ------------

Operating income (loss):
 Merchandising                                   $    (7,054)   $   (34,256)
 Bankcard                                              4,564         10,890
                                                 ------------   ------------
Total segment operating income                        (2,490)       (23,366)
Premium on acquisitions                                 (238)          (397)
                                                 ------------   ------------
Total operating income (loss)                         (2,728)       (23,763)
Interest expense                                      14,242         16,870
                                                 ------------   ------------

Earnings (loss) before income taxes              $   (16,970)   $   (40,633)
                                                 ------------   ------------
                                                 ------------   ------------

                                       7
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

RESULTS OF OPERATIONS
For the thirteen weeks ended April 3, 1999, the Company recorded a net loss of $10,012, or $0.08 per share, compared with a net loss of $23,133, or $0.19 per share, in the first thirteen weeks of 1998. The significant improvement in operating results was driven primarily by a stronger customer response to merchandise offerings and gross margin improvement in the merchandising segment.


Merchandising segment:

                                                     Thirteen Weeks Ended
                                                    April 3,       April 4,
                                                        1999           1998
                                                 ------------   ------------
Retail net sales                                 $   256,414    $   237,779
   Comp store % change                                     4%          (10)%
Catalog net sales                                    308,111        294,671
                                                 ------------   ------------
Total net sales                                      564,525        532,450
Finance revenue                                       35,709         31,682
Other revenue                                          9,194          8,889
                                                 ------------   ------------
Total revenue                                        609,428        573,021
                                                 ------------   ------------
     % change                                            6.4%         (3.7)%

Gross margin % to total net sales                       32.0%          28.7%
SG&A % to total revenue                                 38.1%          39.7%

Operating income                                 $    (7,054)   $   (34,256)
                                                 ------------   ------------

Total merchandising revenues increased in the thirteen weeks ended April 3, 1999 compared to the same period last year, driven by a 6 percent increase in net sales and a 13 percent increase in finance revenue generated from FCNB
Preferred charge programs. The net sales increase included a 5 percent gain in total catalog net sales and an 8 percent increase in total retail net sales, reflecting stronger customer response to merchandise offerings. The increase in catalog net sales was led by sales growth at Newport News and Spiegel Catalog, both of which experienced a positive response to an increase in pages circulated. Eddie Bauer catalog sales were down in the period, reflecting a planned decrease in pages circulated, offset substantially by significant gains in productivity. Retail net sales results included a 4 percent increase in Eddie Bauer comparable-store sales, reflecting an improved merchandising and inventory position compared to last year. Finance revenue was driven higher primarily by an increase in the net excess realized from off-balance sheet receivables, reflecting an improvement in the productivity of the portfolio.

                                     8
-------------------------------------------------------------------------
-------------------------------------------------------------------------

Operating income for the merchandising segment increased $27,202 in the thirteen weeks ended April 3, 1999 compared to the last year period. Eddie Bauer, Spiegel Catalog and Newport News each improved upon the prior year's results, accompanied by a positive earnings contribution from the FCNB Preferred charge programs. Key factors contributing to this progress included higher gross margins and better expense ratios realized due to the growth in revenue accompanied by successful cost containment initiatives.

Gross profit margin on net sales increased to 32.0 percent for the thirteen weeks ended April 3, 1999 from 28.7 percent for the comparable 1998 period. The favorable margin performance, driven by Spiegel Catalog and Eddie Bauer, resulted from stronger customer response to merchandise offerings and in turn, lower markdowns compared to last year.

The selling, general and administrative expenses ratio benefited from the increase in revenues ending the period at 38.1 percent of total revenues compared to 39.7 percent in the comparable last year period. Continued emphasis on cost controls and higher levels of productivity on catalog mailings realized by Eddie Bauer, Newport News and Spiegel Catalog also contributed to the improvement.


Bankcard segment:

                                                     Thirteen Weeks Ended
                                                    April 3,       April 4,
                                                        1999           1998
                                                 ------------   ------------
Finance revenue                                  $    15,749    $    17,532

Operating income                                 $     4,564    $    10,890
                                                 ------------   ------------

Bankcard finance revenue decreased 10 percent in the thirteen weeks ended
April 3, 1999 compared with the same period last year. Overall, bankcard revenue from serviced receivables grew by 38 percent during the period. The relative level of receivables sold for the period remained the same as last year
at approximately 75 percent of the total portfolio.   However, recognized
revenues decreased relative to last year, primarily due to lower late fee income and, to a lesser extent, the impact of the accounting for receivables sold under SFAS 125. The lower late fee income is being driven by improved delinquency statistics in the overall bankcard portfolio.

Bankcard operating income declined in the first thirteen weeks of 1999 compared to the prior year as well, primarily due to certain noncomparable items which benefited the first thirteen weeks of 1998. The 1998 period was favorably impacted by the reversal of approximately $3,000 of provision for doubtful accounts related to the sale of receivables in accordance with SFAS 125. Additionally, the first period of 1998 benefited from a new credit program which began in late 1997. In general, newly issued credit programs initially generate finance revenues without the immediate corresponding charge-offs associated with extending credit. The 1999 results reflect the full impact of this credit program. Excluding these noncomparable items from 1998's first period results, bankcard operating income was essentially flat to last year.

                                  9
-------------------------------------------------------------------------
-------------------------------------------------------------------------

INTEREST EXPENSE
The Company continues to benefit from lower average debt levels, a reflection of stronger operating results and improved utilization of working capital. Interest expense decreased 16 percent to $14,242 for the thirteen weeks ended April 3, 1999 compared to $16,870 for the prior year period. Average debt for the first thirteen weeks of 1999 was $677,961 compared to $899,475 for the comparable period last year. Ending debt levels of $722,412 were nearly $172 million, or 19 percent, below the year earlier levels.


SEASONALITY AND QUARTERLY FLUCTUATIONS
The Company, like other retailers, experiences seasonal fluctuations in its revenues and net earnings. Historically, a significant amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.


LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $1,367,730 at April 3, 1999, $1,420,730 at January 2, 1999 and $1,267,816 at April 4, 1998.

Impacted primarily by the Company's overall level of receivables, net cash provided by operations declined $94,218 in the first thirteen weeks of 1999 compared to the same period last year. Receivables provided $109,869 less cash in the 1999 period, driven by growth in the Preferred credit portfolio as well as increases in the bankcard portfolio. Excluding receivables, net cash provided by operating activities increased $15,651 in the first thirteen weeks of 1999, driven by improved operating results and strong inventory controls. Total inventories at quarter-end were down 2 percent compared to last year, despite a 6 percent increase in net sales.

Net additions to property and equipment for the thirteen weeks ended
April 3, 1999 were $4,613 compared to $6,147 in the same period last year. Capital spending, which is primarily related to Eddie Bauer retail store expansion and remodeling, declined compared to the 1998 period driven by a lower number of Eddie Bauer store openings planned in 1999.

On March 26, 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,998 were used primarily to fund working capital and investing needs.

                                10
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, securitizations of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.


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

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings, a significant portion of which are fixed-rate obligations. Accordingly, the interest rate risk to the Company is minimal. Substantially all of the Company's variable-rate exposure relates to changes in the three month LIBOR rate. If the three month LIBOR rate had changed by 50 basis points, the Company's first quarter 1999 interest expense would have changed by approximately $190. In addition, derivative financial instruments are utilized occasionally to reach the Company's targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The use of interest rate swaps is minimal, and as of April 3, 1999, the notional amount totaled $64,286.

In conjunction with its asset-backed securitizations, the Company recognizes gains representing the present value of estimated future cash flows the Company expects to receive over the estimated outstanding securitization period. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control, including the impact of interest rate fluctuations on variable-rate instruments. As a result, estimates could materially change in the near term and affect the carrying value of these receivables.

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to limit any material market risk exposure to its consolidated financial statements at April 3, 1999.

Foreign currency exchange rates:
The Company is subject to foreign currency exchange risk related to its Canadian operations, as well as its joint venture investments in Germany, Japan and the United Kingdom. The Company believes that its foreign exchange risk is not material due to the size and nature of the above operations and does not utilize any hedging instruments to minimize exposure to fluctuations in currency rates at this time.

                               11
-------------------------------------------------------------------------
-------------------------------------------------------------------------

YEAR 2000
The Company continues to take the appropriate steps to minimize the threat of any material technical failure relating to Year 2000 compliance issues.
A series of comprehensive plans, covering the renovation of internal systems, outside vendor readiness and testing are in place and are being executed in accordance with prescribed time tables.

The renovation phase is generally progressing as planned, with nearly 90%
of our internal hardware and software systems and facilities Year 2000 compliant as of April 3, 1999. Systems yet to be renovated include those that are dependent on minor third party vendor software upgrades, systems that have been targeted for replacement or renovation in 1999 and will be compliant upon installation, and off-the-shelf PC hardware and software that can be purchased and installed in a short period of time. At this point, it is anticipated that 95% of the Company's internal systems will be Year 2000 compliant by the end of the second quarter and 100% at the end of the third quarter. Contingency plans are currently in place in order to mitigate the impact of possible system failure. These plans also include contingencies for the renovation of existing systems in the event that replacement systems cannot be installed in a timely manner. Generally, individual systems are being tested as they are renovated. A fully integrated system test commenced in January 1999 and is expected to be completed midyear. Systems not yet renovated will be added to this integrated test as renovation is completed.

The Company has also implemented a comprehensive plan to communicate to all critical vendors and suppliers the expectation that they attain Year 2000 compliance in a timely manner. To date, the Company has received responses from over 90% of these critical vendors and is aggressively pursuing those who have not responded or have responded in an unsatisfactory manner. Contingency plans have been put in place to provide alternate solutions if the progress of certain vendors and suppliers is deemed questionable so as not to jeopardize the Company's ability to service customers.

The direct costs associated with the Year 2000 initiative are expected to range between $8,000 and $10,000. These costs, totaling $6,400 through April 3, 1999, are funded through current operations and expensed as incurred.

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

                                   12
-------------------------------------------------------------------------
-------------------------------------------------------------------------

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

                                  13
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

   /s/ James W. Sievers     Office of the President,        May 18, 1999
       James W. Sievers     Chief Financial Officer
                           (Principal Operating Executive
                            Officer and Principal Financial
                            and Accounting Officer)
