Form 10-Q
period 1999-07-03
SPIEGEL INC
filed 1999-08-17
CIK 276641

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

For the quarter ended July 3, 1999
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1999 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,794,844 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SPIEGEL, INC. AND SUBSIDIARIES
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
             THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 3, 1999


                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets,
  July 3, 1999 and January 2, 1999                            3

Consolidated Statements of Earnings,
  Thirteen and Twenty-six Weeks Ended
  July 3, 1999 and July 4, 1998                               4

Consolidated Statements of Cash Flows,
  Twenty-six Weeks Ended July 3, 1999 and July 4, 1998        5

Notes to Consolidated Financial Statements                    6-7


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations               8-15


Item 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                           13-14



                                   2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)


                                                    (unaudited)
                                                        July 3,     January 2,
                                                           1999           1999
                                                    ------------   ------------
ASSETS
 Current assets:
   Cash and cash equivalents                        $    25,967    $    91,200
   Receivables, net                                     633,718        544,146
   Inventories                                          491,896        490,915
   Prepaid expenses                                      98,463         93,390
   Refundable income taxes                               11,041          9,897
   Deferred income taxes                                 25,974         25,946
                                                    ------------   ------------
     Total current assets                             1,287,059      1,255,494

 Property and equipment, net                            341,649        359,361
 Intangible assets, net                                 151,941        153,146
 Other assets                                            86,780         89,259
                                                    ------------   ------------
                Total Assets                        $ 1,867,429    $ 1,857,260
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of debt                       $   184,464     $   85,714
   Accounts payable                                     254,064        287,585
   Accrued liabilities:
     Salaries and wages                                  25,093         46,301
     General taxes                                       83,979        103,890
     Allowance for returns                               24,625         33,222
     Other accrued liabilities                           90,245        106,539
                                                    ------------   ------------
     Total current liabilities                          662,470        663,251

 Long-term debt, excluding current maturities           521,572        523,036
 Deferred income taxes                                   38,132         33,706
                                                    ------------   ------------
     Total liabilities                                1,222,174      1,219,993

 Stockholders' equity:
   Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000 shares;
    14,791,844 shares issued and outstanding at
    July 3, 1999; 14,747,844 shares issued and
    outstanding at January 2, 1999                       14,792         14,748
   Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; 117,009,869 shares issued and
    outstanding at July 3, 1999 and
    January 2, 1999                                     117,010        117,010
   Additional paid-in capital                           328,713        328,489
   Accumulated other comprehensive loss                  (3,304)        (4,555)
   Retained earnings                                    188,044        181,575
                                                    ------------   ------------
 Total stockholders' equity                             645,255        637,267
                                                    ------------   ------------
   Total liabilities and stockholders' equity       $ 1,867,429    $ 1,857,260
                                                    ------------   ------------
                                                    ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.

                                      3
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  Spiegel, Inc. and Subsidiaries

                  Consolidated Statements of Earnings

                  ($000s omitted, except per share amounts)

                  (unaudited)


                                          Thirteen Weeks Ended         Twenty-six Weeks Ended
                                       --------------------------    --------------------------
                                           July 3,       July 4,         July 3,       July 4,
                                              1999          1998            1999          1998
                                       ------------   -----------    ------------  ------------
Net sales and other revenues:
 Net sales                             $   681,331    $  618,007     $ 1,245,856   $ 1,150,457
 Finance revenue                            57,722        54,382         108,676       103,596
 Other revenue                              12,900        11,657          22,598        20,546
                                       ------------   -----------    ------------  ------------
                                           751,953       684,046       1,377,130     1,274,599
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                      438,565       426,160         822,820       805,772
  Selling, general and administrative
   expenses                                270,361       246,642         514,011       481,346
                                       ------------   -----------    ------------  ------------
                                           708,926       672,802       1,336,831     1,287,118
                                       ------------   -----------    ------------  ------------
Operating income (loss)                     43,027        11,244          40,299       (12,519)

Interest expense                            15,094        15,416          29,336        32,286
                                       ------------   -----------    ------------  ------------

Earnings (loss) before income taxes         27,933        (4,172)         10,963       (44,805)

Income tax provision (benefit)              11,453        (1,798)          4,495       (19,298)
                                       ------------   -----------    ------------  ------------
Earnings (loss) before redemption of
  subsidiary preferred stock                16,480        (2,374)          6,468       (25,507)

Redemption of subsidiary preferred stock        --         8,535              --         8,535

Net earnings (loss)                    $    16,480    $  (10,909)    $     6,468   $   (34,042)
                                       ------------   -----------    ------------  ------------
                                       ------------   -----------    ------------  ------------
Net earnings (loss) per common share
Basic and diluted                      $      0.13    $    (0.08)    $      0.05   $     (0.27)
                                       ------------   -----------    ------------  ------------
                                       ------------   -----------    ------------  ------------
Weighted average number of common
 shares outstanding                    131,801,423    131,712,229    131,794,967   125,598,183
                                       ------------   ------------   ------------  ------------
                                       ------------   ------------   ------------  ------------

[FN]
See accompanying notes to consolidated financial statements.

                                     4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    Spiegel, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows

                    ($000s omitted)

                    (unaudited)

                                                           Twenty-six Weeks Ended
                                                           July 3,         July 4,
                                                              1999            1998
                                                       ------------    ------------

Cash flows from operating activities:
 Net earnings (loss)                                   $     6,468     $   (34,042)
 Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
  Depreciation and amortization                             38,245          38,590
  Incremental gains on sale of receivables                      --          (3,000)
  Change in assets and liabilities,
   net of effects of acquisition:
   (Increase) decrease in receivables, net                 (89,572)         68,230
   (Increase) decrease in inventories                         (981)         13,838
   (Increase) decrease in prepaid expenses                  (5,073)          1,400
    Decrease in accounts payable                           (33,521)        (77,770)
    Decrease in accrued liabilities                        (66,010)        (59,430)
    Increase (decrease) in income taxes                      3,254         (23,466)
                                                       ------------    ------------
Net cash used in operating activities                     (147,190)        (75,650)
                                                       ------------    ------------

Cash flows from investing activities:
 Net additions to property and equipment                   (10,794)         (8,146)
 Net additions to (reductions in) other assets              (6,054)         42,813
                                                       ------------    ------------
  Net cash provided by (used in) investing activities      (16,848)         34,667
                                                       ------------    ------------

Cash flows from financing activities:
 Issuance of debt                                          158,000          86,500
 Payment of debt                                           (60,714)       (130,000)
 Issuance of Class B common stock                               --          69,992
 Exercise of stock options                                     268             209
                                                       ------------    ------------
  Net cash provided by financing activities                 97,554          26,701
                                                       ------------    ------------

Effect of exchange rate on cash                              1,251          (1,071)

Net change in cash and cash equivalents                    (65,233)        (15,353)
Cash and cash equivalents at beginning of year              91,200          47,582
                                                       ------------    ------------
Cash and cash equivalents at end of period             $    25,967     $    32,229
                                                       ------------    ------------
                                                       ------------    ------------
Supplemental cash flow information:
 Cash paid during the period for:

  Interest                                             $    30,063     $    31,882
                                                       ------------    ------------
                                                       ------------    ------------
  Income taxes                                         $     1,813     $     4,886
                                                       ------------    ------------
                                                       ------------    ------------

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


(3)  Debt
   Outstanding borrowings of $158,000 related to a revolving credit agreement set to expire on March 26, 2000 were classified as long-term debt in the Company's balance sheet as of July 3, 1999. The Company amended and restated the above revolving credit agreement in July 1999, effectively extending the term of the agreement to July 2003 and increasing the commitment from $350,000 to $500,000. All other terms of the amended and restated credit agreement are similar to those under the previous financing arrangement.

(4)  Comprehensive income
   The components of comprehensive income, net of related tax, for the thirteen and twenty-six week periods ended July 3, 1999 and July 4, 1998 are as follows:


                               Thirteen Weeks Ended       Twenty-Six Weeks Ended
                            --------------------------  --------------------------
                                July 3,       July 4,       July 3,       July 4,
                                   1999          1998          1999          1998
                            ------------  ------------  ------------  ------------
Net income (loss)           $    16,480   $   (10,909)  $     6,468   $   (34,042)
Foreign currency
 translation adjustments            609          (881)        1,251        (1,071)
                            ------------  ------------  ------------  ------------
Comprehensive income (loss) $    17,089   $   (11,790)   $    7,719   $   (35,113)
                            ------------  ------------  ------------  ------------
                            ------------  ------------  ------------  ------------




                                   6
-------------------------------------------------------------------------
-------------------------------------------------------------------------

(5)  Segment reporting
   Segment revenues and operating profit, including a reconciliation to the consolidated Company's earnings before income taxes, follows:

                                  Thirteen Weeks Ended       Twenty-Six Weeks Ended
                               ---------------------------  --------------------------
                                   July 3,        July 4,       July 3,       July 4,
                                      1999           1998          1999          1998
                               ------------  -------------  ------------  ------------
Revenues:
 Merchandising                 $   734,666    $   660,380   $ 1,344,094   $ 1,233,401
 Bankcard                           17,287         23,666        33,036        41,198
                               ------------   ------------  ------------  ------------
Total revenues                 $   751,953    $   684,046   $ 1,377,130   $ 1,274,599
                               ------------   ------------  ------------  ------------
                               ------------   ------------  ------------  ------------
Operating income (loss):
 Merchandising                 $    43,203    $     3,233   $    36,149  $    (31,023)
 Bankcard                              854          8,808         5,418        19,698
                               ------------   ------------  ------------  ------------
Total segment operating
  income (loss)                     44,057         12,041        41,567       (11,325)
Premium on acquisitions             (1,030)          (797)       (1,268)       (1,194)
                               ------------   ------------  ------------  ------------
Total operating income (loss)       43,027         11,244        40,299       (12,519)
Interest expense                    15,094         15,416        29,336        32,286
                               ------------   ------------  ------------  ------------
Earnings (loss) before income
 taxes                         $    27,933    $    (4,172)  $    10,963   $   (44,805)
                               ------------   ------------  ------------  ------------
                               ------------   ------------  ------------  ------------

                                       7
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

RESULTS OF OPERATIONS
Net earnings for the thirteen weeks ended July 3, 1999 were $16,480, or $0.13 per share basic and diluted, a significant improvement compared to the net loss of $10,909, or $0.08 per share, recorded in the same period last year. Net earnings for the twenty-six week period ended July 3, 1999 were $6,468, or $0.05 per share, compared to a net loss of $34,042, or $0.27 per share, for the twenty-six week period ended July 4, 1998. The results for the thirteen and twenty-six week periods of 1998 reflect a reduction in earnings of $8,535, or $0.06 per share, due to the redemption of subsidiary preferred stock in the second quarter. This reduction was offset somewhat by incremental pretax gains of $3,000 on the sale of receivables in accordance with SFAS No. 125. Also providing benefit to the first half of 1998 was the reversal of approximately
$3,000 of provision for doubtful accounts related to the sale of receivables in the first quarter. Excluding the impact of the above non-comparable items, 1999 net earnings improved over the prior year by nearly $22 million in the thirteen-week period and $38 million in the twenty-six week period. The considerable improvement in operating results was driven primarily by a stronger customer response to merchandise offerings and gross margin improvement in the merchandising segment.


Merchandising segment:

                                 Thirteen Weeks Ended        Twenty-six Weeks Ended
                               --------------------------   --------------------------
                                   July 3,       July 4,        July 3,       July 4,
                                      1999          1998           1999          1998
                               ------------  ------------   ------------  ------------
Retail net sales               $   302,439   $   286,886    $   558,853   $   524,665
   Comp store % change                  7%           -9%             6%           -9%
Catalog net sales                  378,892       331,121        687,003       625,792
                               ------------  ------------   ------------  ------------
Total net sales                    681,331       618,007      1,245,856     1,150,457
Finance revenue                     40,435        30,716         75,640        62,398
Other revenue                       12,900        11,657         22,598        20,546
                               ------------  ------------   ------------  ------------
Total revenue                  $   734,666   $   660,380    $ 1,344,094   $ 1,233,401
                               ------------  ------------   ------------  ------------
     % change                        11.2%        (3.1)%           9.0%        (3.4)%

Gross margin %
 to total net sales                  35.7%         31.1%          34.0%         30.0%
SG&A % to total revenue              34.4%         35.0%          36.1%         37.2%

Operating income (loss)        $    43,203   $     3,233    $    36,149   $   (31,023)
                               ------------  ------------   ------------  ------------


Thirteen weeks ended July 3, 1999 compared to thirteen weeks ended
July 4, 1998
---------------------------------------------------------------------
Total merchandising revenues increased in the thirteen weeks ended July 3, 1999 compared to the same period last year, driven by a 10 percent increase in net sales and a substantial increase in finance revenue generated from FCNB Preferred charge programs.

                                     8
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The net sales improvement included a 14 percent increase in total catalog net sales and a 5 percent increase in total retail net sales, reflecting stronger customer response to merchandise offerings. Solid customer response to increased pages circulated for Spiegel Catalog and Newport
News drove the growth in catalog net sales compared to last year.
Eddie Bauer and Spiegel Catalog Internet sales contributed to the favorable catalog net sales results as well. Newport News joined Eddie Bauer and Spiegel Catalog on the Internet with a Web site launched in June. Eddie Bauer catalog sales were lower than the prior year period, reflecting a planned decrease in pages circulated to marginal customers, partially offset by a significant gain in productivity. Retail net sales results included a 7 percent increase in Eddie Bauer comparable-store sales, reflecting an improved merchandising and inventory position compared to last year, offset slightly by lower sales in the Company's outlet stores.

Finance revenue for the thirteen-week period ended July 3, 1999 was 32 percent higher than the prior year due to growth in the portfolio and improved productivity. The average FCNB Preferred charge portfolio was 6 percent above the 1998 level due to an increase in customer utilization of Preferred charge programs and higher sales at the merchant companies. Additionally, the Preferred charge programs realized improved yields and lower charge-offs from reduced delinquencies, resulting in an increase in the net excess recognized in finance revenue from off-balance sheet receivables. There have been no material changes in the assumptions utilized in the calculation of receivable gains in accordance with SFAS No. 125 since January 2, 1999.

Operating income for the merchandising segment increased nearly $40 million in the thirteen weeks ended July 3, 1999 compared to the last year period. Eddie Bauer, Spiegel Catalog and Newport News each improved upon the prior year's results, accompanied by a positive earnings contribution from the improved performance of FCNB Preferred charge programs. Key factors contributing to this progress included higher gross margins and improved expense ratios realized due to the growth in revenue accompanied by successful cost-containment initiatives.

Gross profit margin on net sales increased to 35.7 percent for the thirteen weeks ended July 3, 1999 from 31.1 percent for the comparable 1998 period. The favorable margin performance, driven by Spiegel Catalog and Eddie Bauer, resulted from stronger customer response to merchandise offerings and in turn, lower markdowns compared to last year.

The selling, general and administrative expense ratio benefited from the increase in revenue, ending the period at 34.4 percent of total revenues compared to 35.0 percent in the comparable last year period. Continued emphasis on cost controls and a higher level of sales productivity on catalog mailings realized by Eddie Bauer, Newport News and Spiegel Catalog contributed to the improvement.


Twenty-six weeks ended July 3, 1999 compared to twenty-six weeks ended July 4, 1998
--------------------------------------------------------------------------
Total merchandising revenue increased $110,693, or 9 percent, in the first half of fiscal 1999 compared to the same period last year. The growth in revenue was primarily attributable to an 8 percent increase in net sales, coupled with a favorable contribution from the FCNB Preferred charge programs.

                                     9
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The net sales improvement included a 10 percent increase in total catalog net sales and a 7 percent increase in total retail net sales, reflecting stronger customer response to merchandise offerings. Higher catalog net sales were generated by solid customer response to increased pages circulated for Spiegel Catalog and Newport News, as well as the increasing contribution from Internet sales. Eddie Bauer catalog sales were lower than the prior year period, reflecting a planned decrease in pages circulated to marginal customers, partially offset by a significant gain in productivity. Retail net sales results included a 6 percent increase in Eddie Bauer comparable-store sales, reflecting an improved merchandising and inventory position compared to last year.

Finance revenue for the twenty-six week period ended July 3, 1999 was 21 percent higher than the prior year due to growth in the portfolio as well as improved productivity. FCNB Preferred receivables serviced ended the 1999 period 10 percent above last year's level due to an increase in customer utilization of Preferred charge programs and higher sales at the merchant companies. Additionally, the Preferred charge programs realized improved yields and lower charge-offs from reduced delinquencies, resulting in an increase in the net excess recognized in finance revenue from off-balance sheet receivables. There have been no material changes in the assumptions utilized in the calculation of receivable gains in accordance with SFAS No. 125 since January 2, 1999.

Operating income for the merchandising segment increased more than $67 million in the twenty-six weeks ended July 3, 1999 compared to the last year period. Eddie Bauer, Spiegel Catalog and Newport News each improved upon the prior year's results, accompanied by a positive earnings contribution from the FCNB Preferred charge programs. Key factors contributing to this progress included higher gross margins and improved expense ratios realized due to the growth in revenue accompanied by successful cost-containment initiatives.

Gross profit margin on net sales increased to 34.0 percent for the twenty-six weeks ended July 3, 1999 from 30.0 percent for the comparable 1998 period. The favorable margin performance, driven by Spiegel
Catalog and Eddie Bauer, resulted from stronger customer response to merchandise offerings and in turn, lower markdowns compared to last year.

The selling, general and administrative expense ratio benefited from the increase in revenues ending the period at 36.1 percent of total revenues compared to 37.2 percent in the comparable last year period. Continued emphasis on cost controls and a higher level of sales productivity on catalog mailings realized by Eddie Bauer, Newport News and Spiegel Catalog contributed to the improvement.

                                    10
-------------------------------------------------------------------------
-------------------------------------------------------------------------

Bankcard segment:

                                  Thirteen Weeks Ended         Twenty-six Weeks Ended
                               ---------------------------   --------------------------
                                   July 3,        July 4,       July 3,        July 4,
                                      1999           1998          1999           1998
                               ------------   ------------   ------------  ------------
Finance revenue                $    17,287    $    23,666    $   33,036    $    41,198

Operating income               $       854    $     8,808    $    5,418    $    19,698
                               ------------   ------------   ------------  ------------


Thirteen weeks ended July 3, 1999 compared to thirteen weeks ended
July 4, 1998
---------------------------------------------------------------------------
Bankcard finance revenue decreased 27 percent in the thirteen weeks ended July 3, 1999 compared to the same period last year. Overall, bankcard revenue from serviced receivables grew by 30 percent during the period. However, recognized revenues decreased compared to last year, primarily due to the impact of the accounting for receivables sold under SFAS
No. 125. Although the average level of receivables sold for the period remained the same as last year at 72 percent of the total portfolio, the net excess recognized in revenue from the off-balance-sheet receivables declined. The net excess for the 1999 period was negatively impacted by an increase in charge-offs related to certain bankcard test programs initiated in late 1997. In general, newly issued credit programs initially generate finance revenues without the immediate corresponding charge-offs associated with extending credit. The 1998 revenues benefited from this initial phase, while the 1999 results reflect the full impact of these credit programs. Revenue in the 1998 period also was favorably impacted by an incremental pretax gain of $3,000 in accordance with SFAS No. 125.

Bankcard operating income declined significantly in the thirteen weeks ended July 3, 1999. This performance was primarily due to certain non-comparable items that benefited the prior year period, including the aforementioned bankcard test programs and gain recognition. Excluding these non-comparable items from the 1998 results, bankcard earnings were essentially flat to last year's unusually strong performance.


Twenty-six weeks ended July 3, 1999 compared to twenty-six weeks ended
July 4, 1998
---------------------------------------------------------------------------
Bankcard finance revenue decreased 20 percent in the first half of fiscal 1999 compared to the same period last year. Overall, bankcard revenue from serviced receivables grew by 34 percent during the period. However, recognized revenues decreased compared to last year, primarily due to the impact of the accounting for receivables sold under SFAS 125.
Although the average level of receivables sold increased from 67 percent of the total portfolio in the 1998 period to 73 percent in 1999, the net excess recognized in revenue from these off-balance-sheet receivables declined. The net excess for the 1999 period was negatively impacted by an increase in charge-offs related to certain bankcard test programs initiated in late 1997. In general, newly issued credit programs initially generate finance revenues without the immediate corresponding charge-offs associated with extending credit. The 1998 revenues benefited from this initial phase, while the 1999 results reflect the full impact of these credit programs. Revenue in the 1998 period also was favorably


                                   11
-------------------------------------------------------------------------
-------------------------------------------------------------------------
impacted by an incremental pretax gain of $3,000 recognized in accordance with SFAS No. 125. No comparable gain was recognized in the first half of fiscal 1999.

Reflecting the declines in revenue, bankcard operating income was markedly lower in the first half of fiscal 1999 compared to the prior year. This performance was primarily due to certain non-comparable items that benefited the prior year period, including the aforementioned bankcard test programs and gain recognition. Additionally, the 1998 period was favorably impacted by the reversal of approximately $3,000 of provision for doubtful accounts related to the sale of receivables. Excluding these non-comparable items from the 1998 results, bankcard earnings were essentially flat to last year's unusually strong performance, as the core bankcard portfolio continues to experience favorable charge-off and delinquency trends.


INTEREST EXPENSE
The Company continues to benefit from lower average debt levels, a reflection of stronger operating results and improved utilization of working capital. Interest expense decreased 9 percent to $29,336 for the twenty-six weeks ended July 3, 1999 compared to $32,286 for the prior year period. Average debt for the first half of fiscal 1999 was $694,234 compared to $837,804 for the comparable period last year. Ending debt levels of $706,036 were nearly $67 million, or 9 percent, below the year earlier levels. Net interest expense was impacted in the current year period by a decline in interest income that resulted from a lower restricted cash position than the prior year.


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


LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $1,392,730 at July 3, 1999, $1,420,730 at January 2, 1999 and $1,220,330 at July 4, 1998.

Impacted primarily by the Company's overall level of receivables, net cash provided by operations declined $71,540 in the first twenty-six weeks of 1999 compared to the same period last year. Changes in receivable levels provided $157,802 less cash in the 1999 period, driven by growth in the Preferred credit portfolio as well as increases in the bankcard portfolio. Excluding receivables, net cash provided by operating activities increased $86,262 in the first half of fiscal 1999 compared to last year, driven by significantly improved operating results and strong inventory controls. Total inventories at quarter-end were relatively flat compared to last year, despite an 8 percent increase in net sales and the addition of 26 retail and outlet stores.

                                    12
-------------------------------------------------------------------------
-------------------------------------------------------------------------

Net additions to property and equipment for the twenty-six weeks ended July 3, 1999 were $10,794 compared to $8,146 in the same period last year. Eddie Bauer retail store expansion and remodeling comprised more than half of the capital spending in 1999 and a majority of the spending in 1998. The remainder of the 1999 capital spending was primarily related to information technology equipment upgrades at FCNB, the Company's special purpose bank.

In March 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,992 were used primarily to fund working capital and investing needs.

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

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings, a significant portion of which are fixed-rate obligations. Accordingly, the interest rate risk to the Company is minimal. Substantially all of the Company's variable-rate exposure relates to changes in the three-month LIBOR rate. If the three-month LIBOR rate had changed by 50 basis points, the Company's second quarter 1999 interest expense would have changed by approximately $295. In addition, derivative financial instruments are utilized occasionally to reach the Company's targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The use of interest rate swaps is minimal, and as of July 3, 1999, the notional amount totaled $64,286.

                                    13
-------------------------------------------------------------------------
-------------------------------------------------------------------------

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

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to limit any material market risk exposure to its consolidated financial statements at July 3, 1999.

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


YEAR 2000
The Company continues to take the appropriate steps to minimize the threat of any material technical failure relating to Year 2000 compliance issues. A series of comprehensive plans, covering the renovation of internal systems, outside vendor readiness and testing are in place and are being executed in accordance with prescribed timetables.

The renovation phase is generally progressing as planned, with over 95 percent of this phase completed as of July 3, 1999. Systems yet to be renovated include those that are dependent on minor third party vendor software upgrades, systems targeted for replacement or renovation in 1999 that will be compliant upon installation, and off-the-shelf PC hardware and software that can be purchased and installed in a short period of time.
At this point, it is anticipated that the company's renovation effort will be completed by the end of the third quarter. Contingency plans are currently in place to mitigate the impact of possible system failure. Generally, individual systems are being tested as they are renovated. A fully integrated system test commenced in January 1999 and is over 75 percent complete as of July 3, 1999. At this point, it is anticipated that Year 2000 testing will be completed by the end of the third quarter 1999.

The Company has also implemented a comprehensive plan to communicate to all critical vendors and suppliers the expectation that they attain
Year 2000 compliance in a timely manner. To date the Company has received notification from over 60 percent of these critical vendors indicating that they have already attained Year 2000 compliance and is monitoring the remaining vendors to ensure compliance in a timely manner. Contingency plans have been put in place to provide alternate solutions if the progress of certain vendors and suppliers is deemed questionable so as not to jeopardize the Company's ability to service customers.

                                     14
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The direct costs associated with the Year 2000 initiative are expected to be approximately $10,000. These costs, totaling $8,000 through July 3, 1999, are funded through current operations and expensed as incurred.

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


ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS 133 to fiscal quarters of all fiscal years beginning after June 15, 2000.
The Company is studying the statement to determine its effect on the consolidated financial position or results of operations, if any. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.


FORWARD-LOOKING STATEMENTS
This report contains statements that are forward looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Potential risks and uncertainties include, but are not limited to, factors such as the financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, state and federal laws and regulations related to offering and extending credit, risks associated with collections on the Company's credit card portfolio, interest rate fluctuations, postal rate increases, paper or printing costs, the success of planned merchandising, advertising, marketing and promotional campaigns, and other factors that may be described in the Company's other filings with the Securities and Exchange Commission, such as the Company's most recent Form 10-K.

                                 15
-------------------------------------------------------------------------
-------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

   /s/ James W. Sievers     Office of the President,        August 17, 1999
       James W. Sievers     Chief Financial Officer
                           (Principal Operating
                            Executive Officer and
                            Principal Financial Officer)


   /s/ D. Skip Behm         Vice President - Controller     August 17, 1999
       D. Skip Behm        (Principal Accounting Officer
                            and duly authorized officer of
                            the Registrant)


