Form 10-Q
period 1999-10-02
SPIEGEL INC
filed 1999-11-16
CIK 276641

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

For the quarter ended October 2, 1999
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,849,244 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SPIEGEL, INC. AND SUBSIDIARIES
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
             THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999


                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets,
  October 2, 1999, October 3, 1998 and January 2, 1999           3

Consolidated Statements of Earnings,
  Thirteen and Thirty-nine Weeks Ended
  October 2, 1999 and October 3, 1998                            4

Consolidated Statements of Cash Flows,
  Thirty-nine Weeks Ended October 2, 1999 and October 3, 1998    5

Notes to Consolidated Financial Statements                       6-7


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  8-15


Item 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                              13-14



                                   2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)


                                                            (unaudited)
                                                     October 2,     October 3,     January 2,
                                                           1999           1998           1999
                                                    ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $    58,024    $    35,102    $    91,200
  Receivables, net                                      750,125        541,812        544,146
  Inventories                                           587,475        630,407        490,915
  Prepaid expenses                                      111,877         94,055         93,390
  Refundable income taxes                                11,845         10,842          9,897
  Deferred income taxes                                  25,969         29,811         25,946
                                                    ------------   ------------   ------------
    Total current assets                              1,545,315      1,342,029      1,255,494

Property and equipment, net                             336,391        353,906        359,361
Intangible assets, net                                  150,070        157,323        153,146
Other assets                                             90,059         98,000         89,259
                                                    ------------   ------------   ------------
    Total Assets                                    $ 2,121,835    $ 1,951,258    $ 1,857,260
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt                        $   209,464     $   95,714     $   85,714
  Accounts payable                                      254,364        180,480        287,585
  Accrued liabilities:
    Salaries and wages                                   37,799         24,545         46,301
    General taxes                                        78,489         95,335        103,890
    Allowance for returns                                21,796         22,811         33,222
    Other accrued liabilities                           113,891         88,540        106,539
                                                    ------------   ------------   ------------
    Total current liabilities                           715,803        507,425        663,251

Long-term debt, excluding current maturities            715,572        838,036        523,036
Deferred income taxes                                    41,002         10,610         33,706
                                                    ------------   ------------   ------------
    Total liabilities                                 1,472,377      1,356,071      1,219,993

Stockholders' equity:
  Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000 shares;
    14,837,844, 14,703,964 and 14,747,844 shares
    issued and outstanding at October 2, 1999,
    October 3, 1998 and January 2, 1999,
    respectively                                         14,838         14,704         14,748
  Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; 117,009,869 shares issued and
    outstanding at October 2, 1999,
    October 3, 1998 and January 2, 1999                 117,010        117,010        117,010
  Additional paid-in capital                            328,904        328,276        328,489
  Accumulated other comprehensive income (loss):
    Foreign currency translation adjustment              (3,530)        (4,850)        (4,555)
  Retained earnings                                     192,236        140,047        181,575
                                                    ------------   ------------   ------------
    Total stockholders' equity                          649,458        595,187        637,267
                                                    ------------   ------------   ------------
    Total liabilities and stockholders' equity      $ 2,121,835    $ 1,951,258    $ 1,857,260
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.

                                      3
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  Spiegel, Inc. and Subsidiaries

                  Consolidated Statements of Earnings

                  ($000s omitted, except per share amounts)

                  (unaudited)


                                          Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                       --------------------------    --------------------------
                                        October 2,    October 3,      Ocotber 2,    October 3,
                                              1999          1998            1999          1998
                                       ------------  ------------    ------------  ------------
Net sales and other revenues:
Net sales                              $   635,112    $  550,651     $ 1,880,968   $ 1,701,108
Finance revenue                             61,753        83,977         170,429       187,573
Other revenue                                9,765         9,340          32,363        29,886
                                       ------------   -----------    ------------  ------------
                                           706,630       643,968       2,083,760     1,918,567
Cost of sales and operating expenses:
Cost of sales, including buying and
  occupancy expenses                       414,730       390,783       1,237,550     1,196,556
Selling, general and administrative
  expenses                                 267,199       243,247         781,210       724,592
                                       ------------   -----------    ------------  ------------
                                           681,929       634,030       2,018,760     1,921,148
                                       ------------   -----------    ------------  ------------
  Operating income (loss)                   24,701         9,938          65,000        (2,581)

Interest expense                            17,595        17,342          46,931        49,628
                                       ------------   -----------    ------------  ------------

  Earnings (loss) before income taxes        7,106        (7,404)         18,069       (52,209)

Income tax provision (benefit)               2,913        (3,188)          7,408       (22,486)
                                       ------------   -----------    ------------  ------------
  Earnings (loss) before redemption of
  subsidiary preferred stock                 4,193        (4,216)         10,661       (29,723)

Redemption of subsidiary preferred stock        --            --              --         8,535

Net earnings (loss)                    $     4,193    $   (4,216)    $    10,661   $   (38,258)
                                       ------------   -----------    ------------  ------------
                                       ------------   -----------    ------------  ------------
Net earnings (loss) per common share
Basic and diluted                      $      0.03    $    (0.03)    $      0.08   $     (0.30)
                                       ------------   -----------    ------------  ------------
                                       ------------   -----------    ------------  ------------
Weighted average number of common
  shares outstanding                    131,805,972    131,713,833    131,798,635   127,636,733
                                       ------------   ------------   ------------  ------------
                                       ------------   ------------   ------------  ------------

[FN]
See accompanying notes to consolidated financial statements.

                                     4
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                    Spiegel, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows

                    ($000s omitted)

                    (unaudited)

                                                         Thirty-nine Weeks Ended
                                                        October 2,      October 3,
                                                              1999            1998
                                                       ------------    ------------

Cash flows from operating activities:
Net earnings (loss)                                    $    10,661     $   (38,258)
Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
  Depreciation and amortization                             59,953          61,888
  Incremental gains on sale of receivables                  (1,383)        (28,414)
  Change in assets and liabilities,
   net of effects of acquisition:
   (Increase) decrease in receivables, net                (204,596)         49,978
    Increase in inventories                                (96,560)       (121,651)
    Increase in prepaid expenses                           (18,487)         (4,918)
    Decrease in accounts payable                           (33,221)        (58,243)
    Decrease in accrued liabilities                        (37,977)        (64,367)
    Increase (decrease) in income taxes                      5,325         (27,053)
                                                       ------------    ------------
  Net cash used in operating activities                   (316,285)       (231,038)
                                                       ------------    ------------

Cash flows from investing activities:
Net additions to property and equipment                    (19,861)         (8,529)
Net additions to (reductions in) other assets              (14,846)         42,143
                                                       ------------    ------------
  Net cash provided by (used in) investing activities      (34,707)         33,614
                                                       ------------    ------------

Cash flows from financing activities:
Issuance of debt                                           377,000         315,000
Payment of debt                                            (60,714)       (197,900)
Issuance of Class B common stock                                --          69,992
Exercise of stock options                                      505             209
                                                       ------------    ------------
  Net cash provided by financing activities                316,791         187,301
                                                       ------------    ------------

Effect of exchange rate on cash                              1,025          (2,357)

Net change in cash and cash equivalents                    (33,176)        (12,480)
Cash and cash equivalents at beginning of year              91,200          47,582
                                                       ------------    ------------
Cash and cash equivalents at end of period             $    58,024     $    35,102
                                                       ------------    ------------
                                                       ------------    ------------
Supplemental cash flow information:
 Cash paid during the period for:

  Interest                                             $    46,515     $    46,214
                                                       ------------    ------------
                                                       ------------    ------------
  Income taxes                                         $     2,860     $     5,477
                                                       ------------    ------------
                                                       ------------    ------------

[FN]
See accompanying notes to consolidated financial statements.

                                     5
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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


(3)  Debt
   In July 1999, the Company amended and restated its existing revolving credit agreement, effectively extending the term of the agreement to July 2003 and increasing the commitment from $350,000 to $500,000. All other terms of the amended and restated credit agreement are similar to those under the previous financing arrangement.

(4)  Comprehensive income
   The components of comprehensive income for the thirteen and thirty-nine week periods ended October 2, 1999 and October 3, 1998 are as follows:


                               Thirteen Weeks Ended       Thirty-nine Weeks Ended
                            --------------------------  --------------------------
                             October 2,    October 3,    October 2,    October 3,
                                   1999          1998          1999          1998
                            ------------  ------------  ------------  ------------
Net income (loss)           $     4,193   $    (4,216)  $    10,661   $   (38,258)
Foreign currency
 translation adjustments           (226)       (1,286)        1,025        (2,357)
                            ------------  ------------  ------------  ------------
Comprehensive income (loss) $     3,967   $    (5,502)   $   11,686   $   (40,615)
                            ------------  ------------  ------------  ------------
                            ------------  ------------  ------------  ------------




                                   6
------------------------------------------------------------------------------
------------------------------------------------------------------------------

(5)  Segment reporting
   Segment revenues and operating profit, including a reconciliation to the consolidated Company's earnings before income taxes, follows:

                                  Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                               ---------------------------  --------------------------
                                October 2,     October 3,    October 2,    October 3,
                                      1999           1998          1999          1998
                               ------------  -------------  ------------  ------------
Revenues:
 Merchandising                 $   686,319    $   598,462   $ 2,030,413   $ 1,831,863
 Bankcard                           20,311         45,506        53,347        86,704
                               ------------   ------------  ------------  ------------
Total revenues                 $   706,630    $   643,968   $ 2,083,760   $ 1,918,567
                               ------------   ------------  ------------  ------------

Operating income (loss):
 Merchandising                 $    21,617    $   (17,518)  $    57,766   $   (48,541)
 Bankcard                            4,987         28,156        10,405        47,854
                               ------------   ------------  ------------  ------------
Total segment operating
  income (loss)                     26,604         10,638        68,171          (687)
Premium on acquisitions             (1,903)          (700)       (3,171)       (1,894)
                               ------------   ------------  ------------  ------------
Total operating income (loss)       24,701          9,938        65,000        (2,581)
Interest expense                    17,595         17,342        46,931        49,628
                               ------------   ------------  ------------  ------------
Earnings (loss) before income
 taxes                         $     7,106    $    (7,404)  $    18,069   $   (52,209)
                               ------------   ------------  ------------  ------------
                               ------------   ------------  ------------  ------------

                                       7
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

RESULTS OF OPERATIONS
Net earnings for the thirteen week period ended October 2, 1999 were $4,193, or $0.03 per share basic and diluted, compared to a net loss of $4,216, or $0.03 per share, for the thirteen week period ended October 3, 1998. The above results include incremental pretax gains related to the sale of receivables of $1,383 in 1999 and $25,414 in 1998. Excluding the positive impact of SFAS No. 125 accounting, net earnings improved over the prior year by more than $32 million driven by strong customer response to merchandise offerings and gross margin improvement in the merchandising segment.

Net earnings for the thirty-nine week period ended October 2, 1999 were $10,661, or $0.08 per share, a significant improvement compared to the net loss of $38,258, or $0.30 per share, recorded in the same period last year.
The results for both periods were impacted favorably by SFAS No. 125 accounting, including incremental pretax gains related to the sale of receivables of $1,383 in 1999 and $28,414 in 1998. Somewhat offsetting the positive impact of SFAS No. 125 accounting in 1998 was a reduction in earnings of $8,535, or $0.06 per share, due to the redemption of subsidiary preferred stock in the second quarter. Excluding the impact of the above non-comparable items, 1999 net earnings improved over the prior year by more than $70 million.
The considerable improvement in operating results was driven primarily by strong customer response to merchandise offerings and gross margin improvement in the merchandising segment.

Merchandising segment:

                                 Thirteen Weeks Ended        Thirty-nine Weeks Ended
                               --------------------------   --------------------------
                                October 2,    October 3,     October 2,    October 3,
                                      1999          1998           1999          1998
                               ------------  ------------   ------------  ------------
Retail net sales               $   304,096   $   277,839    $   862,949   $   802,503
   Comp store % change                  9%          -13%             7%          -10%
Catalog net sales (1)              331,016       272,812      1,018,019       898,605
                               ------------  ------------   ------------  ------------
Total net sales                    635,112       550,651      1,880,968     1,701,108
Finance revenue                     41,442        38,471        117,082       100,869
Other revenue                        9,765         9,340         32,363        29,886
                               ------------  ------------   ------------  ------------
Total revenue                  $   686,319   $   598,462    $ 2,030,413   $ 1,831,863
                               ------------  ------------   ------------  ------------
     % change                        14.7%        (6.5)%          10.8%        (4.4)%

Gross margin %
 to total net sales                  34.7%         29.0%          34.2%         29.7%
SG&A % to total revenue              36.5%         37.6%          36.2%         37.4%

Operating income (loss)        $    21,617   $   (17,518)   $    57,766   $   (48,541)
                               ------------  ------------   ------------  ------------

(1) including e-commerce sales


                                     8
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Thirteen weeks ended October 2, 1999 compared to thirteen weeks ended October 3, 1998
---------------------------------------------------------------------
Total merchandising revenue increased in the thirteen weeks ended
October 2, 1999 compared to the prior year period, driven by a 15 percent increase in net sales and an increase in finance revenue generated from FCNB Preferred charge programs.

The net sales improvement included a 21 percent increase in catalog net sales, including e-commerce, and a 9 percent increase in retail net sales.
The Company attributed the favorable performance to strong customer response to merchandise offerings. Each merchant division achieved growth in catalog net sales. Spiegel Catalog had significantly higher productivity on increased catalog pages circulated. Eddie Bauer benefited from significant gains in productivity as catalog net sales increased despite a planned decrease in pages circulated to marginal customers. Growth in e-commerce sales also contributed to the favorable catalog net sales results. Retail net sales results included a 9 percent increase in Eddie Bauer comparable-store sales, reflecting an improved merchandise assortment and inventory position compared to last year.

Finance revenue increased in the thirteen weeks ended October 2, 1999 compared to the prior year primarily due to growth in the portfolio as well as the favorable impact of pricing changes implemented in June 1999. Growth in the FCNB Preferred charge portfolio was driven by higher sales at the merchant companies accompanied by an increase in customer utilization of Preferred charge programs. Finance revenue included incremental pretax gains on the sale of receivables of $1,949 in the 1999 period compared to $3,393 in same period last year. There have been no significant changes to the assumptions utilized in the calculation of receivable gains in accordance with SFAS No. 125 since January 2, 1999.

Operating income for the merchandising segment increased $39,135 in the thirteen weeks ended October 2, 1999 compared to the last year period. Key factors contributing to the merchandising segment's overall progress included higher gross margins and improved expense ratios realized due to the growth in revenue accompanied by successful cost-containment initiatives. The merchandising segment also benefited from a positive earnings contribution from the FCNB Preferred charge programs.

Gross profit margin on net sales increased to 34.7 percent for the thirteen weeks ended October 2, 1999 from 29.0 percent for the comparable 1998 period. The favorable margin performance, driven by Spiegel Catalog and Eddie Bauer, resulted from strong customer response to merchandise offerings and in turn, lower markdowns compared to last year.

The selling, general and administrative expense ratio benefited from the increase in revenue, ending the period at 36.5 percent of total revenue compared to 37.6 percent in the comparable period last year. Continued emphasis on cost controls and a higher level of sales productivity on catalog mailings realized by Eddie Bauer and Spiegel Catalog contributed to the improvement.


Thirty-nine weeks ended October 2, 1999 compared to thirty-nine weeks ended October 3, 1998
--------------------------------------------------------------------------
Total merchandising revenue for the thirty-nine weeks ended October 2, 1999 increased $198,550, or 11 percent, compared to the same period last year. The growth in revenue was primarily attributable to an 11 percent increase in net sales, coupled with a favorable contribution from the FCNB Preferred charge programs.


                                     9
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The net sales improvement included a 13 percent increase in catalog net sales, including e-commerce, and an 8 percent increase in retail net sales. The Company attributed the favorable performance to strong customer response to merchandise offerings. Each merchant division achieved growth in catalog net sales. Spiegel Catalog had significantly higher productivity on increased catalog pages circulated. Eddie Bauer sales generated through catalog media were lower than the prior year period, reflecting a planned decrease in pages circulated to marginal customers, partially offset by a significant gain in productivity. Growth in e-commerce sales also contributed to the favorable catalog net sales results. Retail net sales results included a 7 percent increase in Eddie Bauer comparable-store sales, reflecting an improved merchandise assortment and inventory position compared to last year.

Finance revenue for the thirty-nine week period ended October 2, 1999 was 16 percent higher than the prior year primarily due to growth in the portfolio as well as improved productivity. The average FCNB Preferred charge portfolio was 6 percent above the 1998 level due to higher sales at the merchant companies accompanied by an increase in customer utilization of Preferred charge programs. Additionally, the Preferred charge programs realized improved yields and lower charge-offs from reduced delinquencies, resulting in an increase in the net excess recognized in finance revenue from off-balance sheet receivables. Finance revenue included incremental pretax gains on the sale of receivables of $1,949 in the 1999 period compared to $3,393 in same period last year. There have been no significant changes in the assumptions utilized in the calculation of receivable gains in accordance with SFAS No. 125 since January 2, 1999.

Operating income for the merchandising segment increased $106,307 in the thirty-nine weeks ended October 2, 1999 compared to the last year period.
Key factors contributing to the merchandising segment's overall progress included higher gross margins and improved expense ratios realized due to the growth in revenue accompanied by successful cost-containment initiatives. The merchandising segment also benefited from a positive earnings contribution from the FCNB Preferred charge programs.

Gross profit margin on net sales increased to 34.2 percent for the thirty-nine weeks ended October 2, 1999 from 29.7 percent for the comparable 1998 period. The favorable margin performance, driven by Spiegel Catalog and Eddie Bauer, resulted from strong customer response to merchandise offerings and in turn, lower markdowns compared to last year.

The selling, general and administrative expense ratio benefited from the increase in revenue, ending the period at 36.2 percent of total revenue compared to 37.4 percent in the comparable last year period. Continued emphasis on cost controls and a higher level of sales productivity on catalog mailings realized by Eddie Bauer and Spiegel Catalog contributed to the improvement.


                                    10
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Bankcard segment:

                                  Thirteen Weeks Ended        Thirty-nine Weeks Ended
                               ---------------------------   --------------------------
                                October 2,     October 3,     October 2,    October 3,
                                      1999           1998           1999          1998
                               ------------   ------------   ------------  ------------
Finance revenue                $    20,311    $    45,506    $    53,347   $    86,704

Operating income               $     4,987    $    28,156    $    10,405   $    47,854
                               ------------   ------------   ------------  ------------


Thirteen weeks ended October 2, 1999 compared to thirteen weeks ended
October 3, 1998
---------------------------------------------------------------------------
Bankcard finance revenue decreased 55 percent for the thirteen weeks ended October 2, 1999 compared to the same period last year. Overall, bankcard revenue from serviced receivables grew by 48 percent during the period. However, recognized revenue decreased compared to last year, primarily due to the impact of the accounting for receivables sold under SFAS No. 125. While revenue in the 1998 period was favorably impacted by an incremental pretax gain of $22,021 recognized in accordance with SFAS No. 125, revenue in the 1999 period was reduced by $566 reflecting a minor revision in the assumptions utilized to calculate receivable gains. Excluding the impact of SFAS No. 125 accounting, 1999 bankcard finance revenue decreased 11 percent compared to the prior year due in part to lower late fees realized resulting from a decline in delinquencies. Additionally, although the average level of receivables sold increased in the 1999 period compared to the prior year, the net excess recognized in revenue from these off-balance-sheet receivables did not increase proportionately. The net excess for the 1999 period continued to be negatively impacted by an increase in charge-offs related to certain bankcard test programs initiated in late 1997 and early 1998. In general, newly issued credit programs initially generate finance revenue without the immediate corresponding charge-offs associated with extending credit. The 1998 revenue benefited from this initial phase, while the 1999 results reflect the full impact of these credit programs.

Reflecting the declines in revenue, bankcard operating income was significantly lower in the thirteen weeks ended October 2, 1999 compared to the prior year. This performance was primarily due to certain non-comparable items that benefited the 1998 period, including the aforementioned bankcard test programs and gain recognition. The bankcard portfolio continues to record strong growth and experience favorable operating trends.


Thirty-nine weeks ended October 2, 1999 compared to thirty-nine weeks ended October 3, 1998
---------------------------------------------------------------------------
Bankcard finance revenue decreased 38 percent for the thirty-nine weeks ended October 2, 1999 compared to the same period last year. Overall, bankcard revenue from serviced receivables grew by 37 percent during the period.
However, recognized revenue decreased compared to last year, primarily due to the impact of the accounting for receivables sold under SFAS No. 125.
While revenue in the 1998 period was favorably impacted by an incremental pretax gain of $25,021 recognized in accordance with SFAS No. 125, revenue in the 1999 period was reduced by $566 reflecting a minor revision in the assumptions utilized to calculate receivable gains. Excluding the impact of SFAS No. 125 accounting, 1999 bankcard finance revenue decreased 13 percent compared to the prior year due in part to lower late fees realized resulting from a decline in delinquencies. Additionally, although the average level of receivables sold increased in the 1999 period compared to the prior year, the net excess recognized in revenue from these off-balance-sheet receivables declined. The net excess for the 1999 period was negatively impacted by an increase in charge-offs related to certain bankcard test programs initiated in late 1997 and early 1998. In general, newly issued credit programs initially generate finance revenue without the immediate corresponding charge-offs associated with extending credit. The 1998 revenue benefited from this initial phase, while the 1999 results reflect the full impact of these credit programs.


                                   11
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Reflecting the declines in revenue, bankcard operating income was markedly lower in the thirty-nine weeks ended October 2, 1999 compared to the prior year. This performance was primarily due to certain non-comparable items that benefited the prior year period, including the aforementioned bankcard test programs and gain recognition. Excluding these non-comparable items from the 1998 results, bankcard earnings were essentially flat to last year's unusually strong performance, as the core bankcard portfolio continues to experience favorable charge-off and delinquency trends.


INTEREST EXPENSE
The Company continues to benefit from lower average debt levels, a reflection of stronger operating results and improved utilization of working capital. Interest expense was $46,931 for the thirty-nine weeks ended October 2, 1999, 5 percent lower than the prior year period. Average debt for the 1999 period was $736,721 compared to $846,676 for the comparable period last year. Total debt as of October 2, 1999 was $925,036, slightly below the prior year. Net interest expense was impacted in the current year period by a decline in interest income that resulted from a lower restricted cash position than the prior year.


SEASONALITY AND QUARTERLY FLUCTUATIONS
The Company, like other retailers, experiences seasonal fluctuations in revenue and net earnings. Historically, a significant amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.


LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $1,411,980 at October 2, 1999, $1,185,730 at October 3, 1998, and $1,420,730 at January 2, 1999.

Net cash used by operations increased $85,247 in the thirty-nine weeks ended October 2, 1999 compared to the same period last year. Significant increases in receivable levels provided $254,574 less cash in the 1999 period, driven by growth in the Preferred credit portfolio as well as increases in the bankcard portfolio. Excluding receivables, net cash provided by operating activities increased $169,327 in the 1999 period compared to the prior year, driven by significantly improved operating results and inventory controls. The Company's consolidated inventories declined 7 percent compared to the prior year, despite an 11 percent increase in net sales and the addition of 16 retail and outlet stores.

Net additions to property and equipment for the thirty-nine weeks ended
October 2, 1999 were $19,861 compared to $8,529 in the same period last year. Eddie Bauer retail store expansion and remodeling comprised more than half of the capital spending in 1999 and a majority of the spending in 1998.
The remainder of the 1999 capital spending was primarily related to information technology equipment upgrades at FCNB, the Company's special purpose bank.

                                    12
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings, a significant portion of which are fixed-rate obligations. Accordingly, the interest rate risk to the Company is minimal. Substantially all of the Company's variable-rate exposure relates to changes in the three-month LIBOR rate. If the three-month LIBOR rate had changed by 50 basis points, the Company's third quarter 1999 interest expense would have changed by approximately $430. In addition, derivative financial instruments are utilized occasionally to reach the Company's targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The use of interest rate swaps is minimal, and as of October 2, 1999, the notional amount totaled $64,286.

In conjunction with its asset-backed securitizations, the Company recognizes gains representing the present value of estimated future cash flows the Company expects to receive over the estimated outstanding securitization period. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control, including the impact of interest rate fluctuations on variable-rate instruments. As a result, estimates could materially change in the near term and affect the carrying value of these receivables from the trust.

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to limit any material market risk exposure to its consolidated financial statements at October 2, 1999.

                                    13
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Foreign currency exchange rates:
The Company is subject to foreign currency exchange risk related to its Canadian operations, as well as its joint venture investments in Germany, Japan and the United Kingdom. The Company receives certain royalty and commission payments from the above joint ventures denominated in the functional currency of the originating party. The Company monitors the exchange rates related to these currencies on a continual basis and will enter into forward derivative contracts for foreign currency when deemed advantageous based on current pricing and historical information. The Company believes that its foreign exchange risk and the effect of this hedging activity are not material due to the size and nature of the above operations.


YEAR 2000
The Company continues to take the appropriate steps to minimize the threat of any material technical failure relating to Year 2000 compliance issues.
A series of comprehensive plans, covering the renovation of internal systems, outside vendor readiness and testing are in place and are being executed in accordance with prescribed timetables.

The renovation and testing phase of the project is nearly complete, with over 99 percent of this phase completed as of October 2, 1999. The few systems remaining include those that are dependent on minor third party vendor software upgrades and off-the-shelf PC hardware and software that can be purchased and installed in a short period of time. At this point, it is anticipated that the Company's renovation and testing effort will be completed by the end of November 1999. Contingency plans are currently in place to mitigate the impact of possible system failure.

The Company also has implemented a comprehensive plan to communicate to all critical vendors and suppliers the expectation that they attain Year 2000 compliance in a timely manner. To date the Company has received notification from 85 percent of these critical vendors indicating that they have already attained Year 2000 compliance. The Company is monitoring the remaining vendors
to ensure compliance in a timely manner.   Contingency plans are in place to
provide alternate solutions if the progress of certain vendors and suppliers is deemed questionable so as not to jeopardize the Company's ability to service customers.

The direct costs associated with the Year 2000 initiative are expected to be approximately $11,000. These costs, totaling $9,200 through October 2, 1999, are funded through current operations and expensed as incurred.

Risks associated with Year 2000 failure range from sporadic delays of limited scope to an extended impairment of the Company's merchandise receipt, distribution and billing capabilities. While difficult to predict, the most reasonably likely scenario will include some sporadic delays of limited scope. While the Company believes it is acting prudently in addressing the Year 2000 issue, it is impossible for any company to ensure complete Year 2000 compliance. While it is certainly possible that there may be litigation arising from the Year 2000 conversion, at this time the Company does not anticipate, nor can it estimate, any costs associated with such litigation.

                                     14
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

                                 15
------------------------------------------------------------------------------
------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

   /s/ James W. Sievers     Office of the President,        November 16, 1999
       James W. Sievers     Chief Financial Officer
                           (Principal Operating
                            Executive Officer and
                            Principal Financial Officer)


   /s/ D. Skip Behm         Vice President - Controller     November 16, 1999
       D. Skip Behm        (Principal Accounting Officer
                            and duly authorized officer of
                            the Registrant)


