Form 10-K
period 2000-01-01
SPIEGEL INC
filed 2000-03-24
CIK 276641

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

        For the fiscal year ended ....................JANUARY 1, 2000

                                    OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ................ to ..................
        Commission file number ..............................0-16126

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
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

On March 17, 2000, the aggregate market value of Class A non-voting common stock held by non-affiliates (based on the closing price reported by NASDAQ National Market on that date) was $112,498,030. The number of shares outstanding of the issuer's Class A non-voting common stock at March 17, 2000 was 14,849,244.

The Class B voting common stock is not publicly traded and is 99.9% held by affiliates. The number of shares outstanding of the issuer's Class B voting common stock at March 17, 2000 were 117,009,869.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Spiegel, Inc. ("The Spiegel Group" or "the Company") and its predecessors date from 1865. The Company was incorporated under the laws of Delaware in 1965. Spiegel Holdings, Inc., a Delaware corporation ("SHI"), currently holds 99.9 percent of the Company's Class B voting common stock, affording SHI control of the Company.

In 1988, the Company acquired Eddie Bauer, Inc. and certain related Canadian assets (collectively, "Eddie Bauer").

In 1990, the Company acquired First Consumers National Bank ("FCNB"). FCNB is a special-purpose bank specializing in the issuance of credit cards.

In 1993, the Company acquired New Hampton, Inc. ("New Hampton"). In 1995, New Hampton's name was changed to Newport News, Inc. ("Newport News").

In 1997, the Company incorporated its Spiegel Catalog division ("Spiegel") as a separate subsidiary parallel to Eddie Bauer and Newport News. This was done to provide greater clarity between the Spiegel brand name and the corporate entity.

NARRATIVE DESCRIPTION OF BUSINESS (dollars in thousands)
The Spiegel Group is a leading, international specialty retailer that offers merchandise and credit services through a merchandising segment and a bankcard segment.

                              MERCHANDISING SEGMENT

PRINCIPAL PRODUCTS, SERVICES, AND REVENUE SOURCES. The merchandising segment is an aggregation of the Company's Eddie Bauer, Spiegel and Newport News subsidiaries which distribute apparel, home furnishings and other merchandise through catalogs, e-commerce sites and retail stores. These businesses are supported by the Company's FCNB Preferred charge programs. In 1999, revenue related to the sale of merchandise comprised approximately 95 percent of the merchandising segment's total revenue. The remainder was contributed by finance revenue generated from FCNB Preferred charge programs, including net gains recognized in conjunction with the securitization of customer receivables.

         PRODUCTS
         The merchandising segment has two principal product categories: apparel and home furnishings and other merchandise. The components of net sales by product category for the last three years were:


                                1999       1998       1997
                               ------     ------     ------
Apparel                           79%        80%        79%
Home furnishings
     and other merchandise        21         20         21
                               ------     ------     ------
                                 100%       100%       100%


         The apparel category includes a wide array of men's and women's private-label and branded merchandise in various styles, including seasonal product offerings. Home furnishings range from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, kitchen accessories and small appliances, home electronics, window treatments and rugs. The other merchandise category includes items such as fitness and personal care equipment, toys, cameras and luggage.

         CREDIT SERVICES
         In an effort to build brand loyalty and to provide additional convenience for its customers, the Company offers credit programs to qualifying customers in the form of its FCNB Preferred charge card. The card is imprinted with a Spiegel, Eddie Bauer or Newport News logo depending on the source of the original application for credit. This card allows a customer to purchase products from any Company affiliate, regardless of the imprint on the card. FCNB is the issuer of the FCNB Preferred charge card. The accounts are serviced through FCNB's headquarters located in Beaverton, Oregon.

         At January 1, 2000, FCNB Preferred charge customer receivables serviced were $1,668,878. Approximately 39 percent of total net sales in 1999 were made on FCNB Preferred charge cards, including approximately 78 percent of Spiegel net sales, 21 percent of Eddie Bauer net sales, and 57 percent of Newport News net sales. The lower percentage of Eddie Bauer sales made on the FCNB Preferred charge card is primarily attributable to the relatively higher percentage of retail store sales at Eddie Bauer. Catalogs generally have a higher percentage of sales made on credit compared to retail stores.

         Deterioration in the credit market, increases in credit account charge-offs and interest rate fluctuations all represent risks to the profitability of the FCNB Preferred charge programs.

The following is a discussion of the merchant divisions included in the merchandising segment that offer the products and services described above:

         EDDIE BAUER

         Eddie Bauer is a leading specialty retailer serving the active, casual lifestyle needs of men and women through the sale of high quality private-label apparel, accessories and home furnishings. Eddie Bauer markets its products through stores, catalogs and e-commerce sites. Total net sales were $1,789,096 and $1,709,610 for the years ended January 1, 2000 and January 2, 1999, respectively. Approximately 74 percent of total net sales for Eddie Bauer are retail and outlet store sales. A key strategy for Eddie Bauer is to leverage synergies between its multiple distribution channels, maximizing cross-promotional opportunities. This strategy includes: referring retail customers to catalog stations within stores for additional merchandise and size options; utilizing the catalog customer database to help identify potential store locations; using catalog space to advertise the retail concept and e-commerce sites; and utilizing retail store mailing lists to help build the catalog customer file.

         Eddie Bauer's apparel category comprised 86 percent of its total net sales in 1999. Eddie Bauer presents its active, casual apparel and related accessories through its trademark Eddie Bauer sportswear stores, catalogs and the eddiebauer.com and eddiebaueroutlet.com e-commerce sites. The apparel category includes full seasonal collections of fine quality sportswear and dress casual, outerwear, footwear and accessories. Eddie Bauer presents its comfortable, relaxed home furnishings and decor for the bed and bath through its Eddie Bauer HOME retail stores, catalogs and on its e-commerce sites.

         In 1993, Eddie Bauer entered into a joint-venture arrangement with Otto-Sumisho, Inc. (a joint venture company of Otto Versand, a related party, and Sumitomo Corporation) to sell its full line of Eddie Bauer sportswear products through retail stores and catalogs in Japan. There are currently 35 such stores. During 1995, Eddie Bauer entered into an agreement with Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) to form a joint venture to sell Eddie Bauer products through retail stores and catalogs in Germany. There are currently nine such stores. In 1996, Eddie Bauer entered into a joint-venture agreement with Grattan plc (a subsidiary of Otto Versand) to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. There are currently seven such stores, all of which will be closed in spring 2000 in conjunction with the discontinuation of the Grattan plc joint venture. The United Kingdom market will continue to be serviced through the joint venture with Heinrich Heine GmbH and Sport-Scheck GmbH.

         Eddie Bauer has also capitalized on selected licensing opportunities, including a current arrangement with Ford Motor Company, which uses the Eddie Bauer name and logo on special series Ford vehicles, as well as arrangements with The Lane Company (a division of Furniture Brands International); Signature Eyewear, Inc.; Cosco, Inc., a manufacturer of infant and juvenile car seats and strollers; Baby Boom Consumer Products, Inc., a manufacturer of infant products; Imperial Wall Coverings; and Giant Bicycle, Inc.

              EDDIE BAUER RETAIL DIVISION

              At January 1, 2000, Eddie Bauer operated a total of 532 stores:
              479 retail stores and 53 outlets. There are 492 stores located in the United States and 40 stores in Canada. Of the stores open at January 1, 2000, 39 were Eddie Bauer HOME. The average Eddie Bauer store is approximately 7,200 gross square feet. Eddie Bauer's retail stores are generally located in upscale regional malls or in high traffic metropolitan areas. Eddie Bauer also opens stores in certain smaller markets where it believes a concentration of its target customers exists. Eddie Bauer believes that these markets have the potential to contribute store profit margins comparable to the existing store base. Eddie Bauer outlet stores, which offer overstock, end-of-season and other merchandise, are located predominantly in outlet malls and strip centers and generally in areas not served by its core specialty retail stores.

              In 1999, Eddie Bauer slowed its new-store growth pace, opening a net of 9 stores compared to 39 in 1998. In 2000, Eddie Bauer plans to increase its store count to approximately 565, in addition to expanding and updating 40 existing stores. The average cost of opening a typical new Eddie Bauer store in 1999, including inventory, furniture and fixtures, pre-opening expenses and leasehold improvements (net of landlord construction allowances) was approximately $720. Eddie Bauer's ability to open and operate new stores profitably is dependent on the availability of suitable store locations, the negotiation of acceptable lease terms, Eddie Bauer's financial resources and its ability to control the operational aspects and personnel requirements of its growth.

              EDDIE BAUER CATALOG DIVISION

              The Eddie Bauer catalog division distributed 97 million catalogs in 1999 and at January 1, 2000 had approximately 3.4 million active customers (customers who have purchased within the last 18 months.) As a corollary to its retail operations, Eddie Bauer catalog concepts include its trademark Eddie Bauer sportswear catalog and Eddie Bauer HOME catalogs, as well as its largest catalog, Eddie Bauer Resource. Eddie Bauer actively pursues new customers within its target market through initiatives such as list rentals, utilizing names of its store customers and Internet marketing programs.

         SPIEGEL

         Spiegel has positioned itself as the Lifestyle Resource for the Working Woman. Spiegel serves its customers by offering an extensive array of fashionable apparel, home furnishings and other merchandise through its trademark semiannual catalog, seasonal and specialty catalogs, and the spiegel.com e-commerce site. Spiegel offers overstock, end-of-season and other merchandise through its Ultimate Outlet stores, predominately located in outlet malls, catalogs and the ultimate-outlet.com e-commerce site. Total net sales were $716,555 and $586,873 for the years ended January 1, 2000 and January 2, 1999, respectively. Sales through catalog offerings comprise approximately 86 percent of total net sales. Spiegel distributed over 129 million catalogs in 1999 and at January 1, 2000 had approximately 3.0 million active customers (customers who have purchased within the last 18 months.)

         Spiegel's apparel merchandise, which represented 55 percent of net sales in 1999, includes private-label and branded merchandise. Private-label merchandise is developed by in-house product design teams based on emerging fashion trends and customer research. Spiegel's home furnishings and other merchandise, which represented 45 percent of net sales in 1999, are a mixture of private-label and branded merchandise ranging from traditional to contemporary styles, including accent pieces, decorative accessories, bedding and bath, kitchen accessories and small appliances, home electronics, window treatments and rugs.

         NEWPORT NEWS

         Newport News is a specialty catalog business offering fashionable, moderately priced women's apparel and home furnishings. Total net sales were $410,804 for the year ended January 1, 2000, compared to $345,473 for the year ended January 2, 1999. Newport News distributed 212 million catalogs in 1999 and at January 1, 2000 had approximately 3.9 million active customers (customers who have purchased within the last 18 months). In 1999, Newport News launched an e-commerce site, newport-news.com, to broaden its sales and marketing reach.

         The Newport News apparel category comprised 89 percent of its sales in 1999. Although Newport News specializes in swimwear and jeans, all women's apparel categories, including footwear, are well represented. The Newport News home furnishings category consists primarily of bed, bath and decorative accessories.

PRODUCT DEVELOPMENT AND SOURCING

The merchandising segment's product development and sourcing teams are a significant element of its private-label merchandise strategy. Manufacturers are selected based on their ability to produce high quality product on a cost-effective basis. Product design teams select and source fabrics to be delivered to manufacturers along with product patterns, specifications and templates used for cutting fabric and other pre-production work. Prototype samples are submitted to the merchant divisions for final production approval to ensure manufacturer compliance with specifications.

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

MERCHANDISE

The merchant divisions sell domestically produced and imported merchandise, which is purchased in the open market from approximately 2,500 suppliers, none of which supplied as much as 5 percent of the merchandise purchased during 1999. A significant amount of the dollar value of merchandise purchased is imported directly from the Far East and Europe. Consequently, the Company is subject to the risks generally associated with conducting business abroad. The Company's business could be affected by economic events or political instability that might affect imports, including duties, quotas and work stoppages. To date, these factors have not caused any material disruption to the Company's operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could over time increase the cost to the Company of merchandise purchased in foreign countries, which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above; however, the Company believes this risk exists for many other retailers.

LICENSES AND TRADEMARKS

The Company's merchandising divisions utilize trademarks and tradenames including "Spiegel", "Eddie Bauer", "Newport News" and "Easy Style." The Company also is licensed to sell goods under the "Together!" and "Apart" labels. The Company utilizes numerous other trademarks and tradenames, however, believes that the loss or abandonment of the above named trademarks, tradenames or licenses would have the most significant effect on its business.

SEASONALITY OF BUSINESS

The merchant divisions, like other retailers, have experienced and expect to continue to experience seasonal fluctuations in merchandise sales and net earnings. Historically, a significant amount of the merchandising segment's net sales and a majority of its net earnings have been realized during the fourth quarter. If sales were materially different from seasonal norms during the fourth quarter, the merchandising segment's annual operating results could be materially affected. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

COMPETITION

The markets in which the merchant divisions participate are highly competitive and served by a significant number of retailers including direct marketers, traditional department stores, so-called "off-price" and discount retailers and specialty chains. Success is highly dependent upon the merchant group's ability to maintain its existing customers, solicit new customers, identify distinct fashion trends and continue to address the lifestyle needs and style preferences of its customers. The Company believes it is positioned to compete effectively in all channels of distribution, including stores, catalog and the emerging e-commerce market, supported by its strong infrastructure.

EMPLOYEES

During 1999, the merchandising segment employed between approximately 11,100 and 14,900 full-time equivalent employees, depending on the time of year, reflecting the seasonality of the merchandising business and the fluctuations in its workforce during the year. At February 26, 2000, the merchandising segment employed approximately 12,100 full-time equivalent employees.

Spiegel is a party to a collective bargaining agreement with the Warehouse, Mail Order, Office, Technical and Professional Employees Union, Local 743, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Local 743"). Local 743 represents approximately 60 full-time employees under an agreement that expires on February 28, 2001. In addition, Spiegel is party to a separate agreement with Local 743 which expires on May 31, 2000 that covers approximately 80 full-time equivalent Chicago-area Spiegel outlet store employees.

The Company considers its relations with its employees to be good and has never experienced any material interruption of operations due to labor disagreements with its employees.

PROPERTIES

The Company's corporate headquarters and Spiegel operations are located in leased office space in Downers Grove, Illinois. The Company owns its Westmont, Illinois corporate data center.

The following information is specific to the merchandising segment: In addition to the office space mentioned above, Spiegel leases a customer order center in Wichita, Kansas and a customer service facility in Rapid City, South Dakota. Eddie Bauer occupies office space in nine buildings located in and around Redmond, Washington; two of which are owned and seven of which are under lease. Newport News leases office space in New York, New York, in addition to leasing a facility in Hampton, Virginia where its order taking, customer service and administrative functions are performed.

All retail store locations are also leased, with the exception of a downtown Chicago Eddie Bauer store. A typical store lease is for a term of 10 years, with options for renewal.

The Spiegel and Eddie Bauer retail and catalog distribution functions are performed in two owned facilities in Groveport and Columbus, Ohio. An additional retail distribution facility is leased in Toronto, Canada to support the Eddie Bauer retail stores located in Canada. The Newport News distribution function is performed in an owned facility in Newport News, Virginia.

The Company considers its present space and facilities under development generally adequate for anticipated future requirements.

                                BANKCARD SEGMENT

Managed through FCNB, the Company's special-purpose bank, the bankcard business markets various MasterCard and Visa programs nationwide from FCNB's leased headquarters in Beaverton, Oregon (suburban Portland). The Company's bankcard portfolio includes secured cards, co-branded cards and affinity cards, such as the FCNB MasterCard, the FCNB Visa, the Spiegel MasterCard, the Eddie Bauer MasterCard and the Adelante MasterCard. The bankcard segment's revenue is comprised primarily of finance revenue and credit-related fees generated from the bankcard credit programs and includes net gains recognized in conjunction with the securitization of bankcard receivables.

At January 1, 2000, bankcard receivables serviced were $712,276, representing approximately 574,000 active accounts. The credit market is highly competitive and is served by numerous lenders. The bankcard segment's ability to compete in this environment is dependent on its ability to develop credit programs that attract and retain credit customers. The bankcard segment has capitalized on bankcard programs that offer customized service to targeted niches in the credit industry, which contributed to its significant growth in 1999.

In 2000, the bankcard segment intends to continue to grow its portfolio through initiatives aimed at customer acquisition and retention and increasing average account balances. This will entail the continued development and marketing of customized bankcard credit programs, including programs specific to the Company's merchant divisions.

During 1999, FCNB employed an average of approximately 852 employees. At February 26, 2000, FCNB employed approximately 1,040 full-time equivalent employees, a reflection of the growth of the bankcard business.

Deterioration in the credit market, increases in credit account charge-offs and interest rate fluctuations all represent risks to the profitability of the Company's bankcard credit operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Information regarding revenue, operating income and assets of the Company's merchandising and bankcard segments for each of the three fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, is incorporated herein by reference to Note 10 "Segment Reporting" of Part II, Item 8 "Notes to Consolidated Financial Statements" of this Form 10-K. For additional information, see also the above description of business and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES

Information regarding the principal properties of the Company is incorporated herein by reference to page 7 of Item 1 hereof.

ITEM 3. LEGAL PROCEEDINGS

The Company is routinely involved in a number of legal proceedings and claims which cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

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

On March 17, 2000, the closing market price of the Class A non-voting common stock, as quoted on the NASDAQ National Market System, was $7 5/8 per share.

The Class B voting common stock is not publicly traded. Therefore, no market value information is readily available on this class of stock. However, the Company believes the value of the Class B voting common stock approximates the market value of the Class A non-voting common stock as both classes of stock are equal in all respects, with the exception of voting rights.

HOLDERS

There were approximately 8,500 Class A non-voting common stockholders as of March 17, 2000. The Company believes that certain of the outstanding shares of Class A non-voting common stock are held by nominees for an unknown number of beneficial stockholders.

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

ITEM 6. FIVE-YEAR SELECTED FINANCIAL DATA
($000s omitted, except per share amounts)


                                1999          1998          1997          1996          1995
                         -----------  ------------  ------------  ------------  ------------
EARNINGS DATA
Net sales and
 other revenues          $ 3,210,225   $ 2,935,411   $ 3,056,834   $ 3,014,620   $ 3,184,184
Earnings (loss) before
 income taxes                137,127        18,110       (49,406)      (21,276)      (15,807)
Net earnings (loss) (1)       85,330         3,270       (33,021)      (13,389)       (9,481)
Net earnings (loss) per
 common share (1)
  Basic and diluted             0.65          0.03         (0.28)        (0.12)        (0.09)
Cash dividends per
 common share            $         -   $         -   $         -   $         -   $      0.20


BALANCE SHEET AND
 CASH FLOW DATA
Current assets           $ 1,664,144   $ 1,255,494   $ 1,244,823   $ 1,231,535   $ 1,559,909
Total assets               2,242,040     1,857,260     1,949,554     1,945,625     2,273,982
Current liabilities          858,919       663,251       637,222       697,250       668,229
Long-term debt,
 excluding current
  maturities                 566,572       523,036       713,750       676,656     1,014,692
Stockholders' equity         725,140       637,267       565,600       519,695       533,792
Net additions to
 property and equipment       38,484        28,610        55,047        45,698       131,229
Depreciation and
 amortization            $    94,683   $    88,547   $    88,062   $    95,278   $    79,047


(1) In 1998, net earnings includes a charge of $8,535, or $0.06 per share, for the redemption of subsidiary preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($000s omitted, except per share amounts)

RESULTS OF OPERATIONS
Net earnings for fiscal 1999 were $85,330, or $0.65 per share basic and diluted, a significant improvement compared to net earnings of $3,270, or $0.03 per share, in fiscal 1998 and a net loss of $33,021, or $0.28 per share, in fiscal 1997. The results were favorably impacted by net pretax gains related to the sale of receivables of $15,760 in 1999, $45,328 in 1998, and $75,141 in 1997.
Net earnings in 1998 also included the redemption of subsidiary preferred stock, which reduced net earnings $8,535, or $0.06 per share. Excluding the impact of the above non-comparable items, 1999 net earnings increased more than $93 million over 1998. The considerable improvement in 1999 operating results was driven primarily by stronger customer response to merchandise offerings and gross margin improvements in the Company's merchandising segment.

MERCHANDISING SEGMENT


                                           1999             1998             1997
                                     -----------      -----------      -----------
Retail net sales                     $1,395,155       $1,331,476       $1,353,142
Catalog net sales                     1,442,429        1,291,857        1,476,163
E-commerce net sales                     78,871           18,623            5,992
                                     -----------      -----------      -----------
Total net sales                       2,916,455        2,641,956        2,835,297
Finance revenue                         166,344          138,033          132,030
Other revenue                            46,553           42,222           43,244
                                     -----------      -----------      -----------
Total revenue                        $3,129,352       $2,822,211       $3,010,571
                                     -----------      -----------      -----------
Operating income                     $  189,960       $   21,601       $    2,314
                                     -----------      -----------      -----------
% change:

Total net sales                              10%              (7)%             (1)%
Comparable store sales                        6%              (9)%             (3)%
Total revenue                                11%              (6)%              1 %
                                     -----------      -----------      -----------
Gross margin % to total net sales          36.4%            31.6 %           31.5 %
SG&A % to total revenue                    34.7%            35.2 %           35.4 %
                                     -----------      -----------      -----------


1999 COMPARED WITH 1998
Merchandising operating income increased substantially in 1999 to $189,960, a $168,359 improvement over 1998 results. Every division made a positive contribution to operating income, supported by profitable growth in the FCNB Preferred credit operations. The key factor contributing to the progress in the merchandising segment was significantly improved gross margin performance on increased sales, particularly at Eddie Bauer and Spiegel. In addition, the expense ratio declined due to the higher revenue base and cost-containment initiatives.

Total merchandising revenue increased $307,141, or 11 percent, in 1999 compared to 1998. The growth in revenue was primarily attributed to a 10 percent increase in net sales, coupled with an increase in revenue from the FCNB Preferred charge programs.

The net sales improvement included a 5 percent increase in retail net sales and a 12 percent increase in catalog net sales driven by favorable customer response to refined product offerings. Growth in e-commerce sales at all merchant divisions also contributed to the favorable net sales results. Retail net sales results included a 6 percent increase in Eddie Bauer comparable-store sales, slightly offset by a decrease in outlet store sales. The increase in retail net sales reflects positive customer response to stronger, more-focused merchandise offerings and an improved inventory position compared to the prior year. Growth in catalog net sales was driven by solid sales increases at Spiegel and Newport News, slightly offset by a decrease at Eddie Bauer. Eddie Bauer sales generated through catalog media were lower than the prior year, reflecting a planned decrease in pages circulated to marginal customers, partially offset by gains in productivity.

Finance revenue for 1999 was 21 percent higher than the prior year primarily due to growth in the portfolio as well as improved productivity. The average receivable level in the FCNB Preferred charge portfolio was 9 percent above 1998 due to higher sales at the merchant divisions accompanied by an increase in customer utilization of Preferred charge programs. Additionally, the Preferred charge programs realized improved yields and lower charge-offs from reduced delinquencies, resulting in an increase in the net excess recognized in finance revenue from off-balance-sheet receivables. Finance revenue included net pretax gains on the sale of receivables of $18,918 in 1999 compared to $11,757 in 1998.

Merchandising gross profit margin on net sales increased 480 basis points to
36.4 percent in 1999 from 31.6 percent in 1998. The improved margin performance, driven by Spiegel and Eddie Bauer, resulted from strong customer response to merchandise offerings and in turn, lower markdowns compared to the prior year.

The selling, general and administrative expense ratio benefited from the substantial increase in revenue, ending 1999 at 34.7 percent of total revenue, a 50 basis point improvement over 1998. Stringent cost controls and a higher level of sales productivity on catalog mailings drove the ratio improvement. Offsetting the improvement somewhat was incremental expense recorded to increase the provision for doubtful accounts due to the substantial growth in the FCNB Preferred credit receivable portfolio. Additionally, the ratio declined despite non-recurring charges taken, primarily in the fourth quarter of 1999, to recognize the disposition of certain assets. These non-recurring charges increased SG&A expense by approximately $22 million, or 70 basis points, in 1999 and included costs associated with the closure of seven Eddie Bauer stores in the United Kingdom as well as the write-off of certain assets, primarily leasehold improvements, at Eddie Bauer and Spiegel.

1998 COMPARED WITH 1997
Merchandising operating income increased in 1998 to $21,601, a $19,287 improvement over 1997. Excluding the impact of receivable sales, the comparable operating income improved by $71,343. Key factors contributing to the progress in the merchandising segment included the improving performance of Spiegel, solid sales and earnings growth at Newport News and the earnings contribution realized from the FCNB Preferred charge programs. Although Eddie Bauer recorded a profitable year in 1998, lower operating income compared to 1997 somewhat offset the above improvements.

Total merchandising revenue declined 6 percent in 1998 compared to 1997, driven by lower retail and catalog net sales. Slightly offsetting the decline in sales was higher finance revenue generated in 1998 from the FCNB Preferred charge programs.

Retail net sales were down primarily due to the decline in Eddie Bauer's comparable-store sales, offset somewhat by sales contributed by new stores. Retail net sales were negatively impacted by lackluster customer response to merchandise, which led to increased promotional activity. Additionally, unseasonably warm weather during most of the fourth quarter dampened the demand for outerwear and other cold-weather related products. Lower catalog net sales resulted from a reduction in catalog pages circulated by Spiegel and lower customer response to Eddie Bauer's catalog mailings, particularly in cold-weather related products. Partially offsetting the catalog net sales decline was solid sales growth at Newport News.

FCNB Preferred charge finance revenue included net pretax gains on the sale of receivables of $11,757 in 1998 compared to $63,813 in 1997. Excluding the impact of receivable gains, finance revenue was $126,276 and $68,217 in 1998 and 1997, respectively. This increase resulted from the improved performance of the FCNB Preferred charge portfolio, as well as from pricing changes implemented in late 1997.

Gross margin improved slightly in 1998 over the prior year due to margin rate improvements at Spiegel and Newport News, driven primarily by a shift in sales mix toward higher margin items and better product sourcing. These improvements were substantially offset by a margin decline at Eddie Bauer resulting from a higher level of markdowns taken to manage inventories. Consolidated merchandise inventories at January 2, 1999 were 4 percent lower than the year-end level in 1997, even though Eddie Bauer increased its store base by 47 stores.

Despite a decline in revenue, the selling, general and administrative expense ratio improved slightly over last year. This improvement resulted primarily from higher catalog sales productivity at Spiegel and Newport News, offset somewhat by lower productivity on Eddie Bauer's catalog sales. The SG&A ratio also benefited from favorable charge-off experience in the FCNB Preferred charge portfolio. In addition, SG&A expense in 1997 included a charge of approximately $16 million to provide for the estimated impact of certain repositioning activities at Spiegel. The Company expended approximately $3.5 million related to these activities in 1997, utilizing the remaining balance in 1998.

BANKCARD SEGMENT


                                              1999              1998             1997
                                         ----------         ---------        ---------
Total revenue                            $  80,873         $ 113,200        $  46,263

Operating income                         $  21,242         $  70,344        $  22,685
                                         ----------         ---------        ---------


1999 COMPARED WITH 1998
Bankcard revenue from owned receivables declined 29 percent in 1999 compared to the prior year. Overall, bankcard revenue from serviced receivables grew by 45 percent in 1999. However, recognized revenue decreased compared to last year, primarily due to the sale of receivables. While revenue in 1998 was favorably impacted by a net pretax gain on the sale of receivables of $33,571, revenue in 1999 was reduced by $3,158 reflecting minor revisions in the assumptions utilized to calculate receivable gains. Excluding the impact of receivable sales, 1999 bankcard revenue increased 6 percent over 1998 driven by a 52 percent increase in the average level of receivables in the portfolio.

Bankcard operating income declined in 1999 compared to the prior year primarily due to lower revenue. This performance reflects non-comparable items that benefited the prior year results, including the aforementioned gain recognition and the impact of certain bankcard test programs initiated in late 1997 and early 1998. Operating income in 1998 benefited from these programs, while the 1999 results reflect an increase in the charge-offs experienced in the test program component of the receivable portfolio. Excluding these non-comparable items, bankcard earnings increased over the prior year, reflecting strong growth and favorable operating trends.

1998 COMPARED WITH 1997
Bankcard operating performance improved dramatically in 1998 compared to 1997. Diversification in the bankcard credit programs, including the addition of certain test programs, drove substantial increases in the bankcard receivable portfolio, positioning it well for future growth. Bankcard revenue of $113,200 in 1998 represented a 145 percent increase over 1997. Excluding the impact of net receivable gains of $33,571 in 1998 and $11,328 in 1997, revenue increased 128 percent in 1998 compared to 1997, driven by the growth in the portfolio and pricing changes implemented in late 1997. Operating income in 1998 benefited from market- and risk-based pricing strategies, enhanced credit scoring initiatives, tightened expense controls, as well as the growth in the portfolio and receivable gains.

INTEREST EXPENSE
The Company continued to benefit from lower average debt levels, a reflection of stronger operating results and improved utilization of working capital. Interest expense declined in 1999 to $66,711 from $67,733 in 1998 and $68,098 in 1997.
Average debt was $784,962, $853,749, and $877,698 in 1999, 1998 and 1997,
respectively.

INCOME TAXES
The effective tax rate in 1999 was 37.8 percent compared to 34.8 percent in 1998 and 33.2 percent in 1997. State tax rates have been affected by changes in earnings mix among the Company's various divisions. The Company assesses its effective tax rate on a continual basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $1,639,981 at January 1, 2000 and $1,420,730 at January 2, 1999.

Net cash used in operating activities totaled $149,193 for the year ended January 1, 2000 compared to net cash provided by operating activities of $168,704 for the year ended January 2, 1999. The increase in cash used in operations over the prior year was driven by significant increases in receivables. Cash utilized to fund receivable growth, net of cash provided by the related securitization activities, totaled $411,660 in 1999 compared to $64,558 of net cash provided in the prior year. Improved sales performance coupled with higher credit penetration drove growth in the FCNB Preferred credit portfolio. The bankcard portfolio increased due to growth in existing credit programs. Excluding receivables, net cash provided by operating activities increased $158,321 over the prior year period. This improvement was driven by significantly better operating results, including the utilization of the net operating loss carryforward recorded in 1998. Also contributing to the improvement were increases in accrued liabilities, primarily associated with earnings-related incentive programs, and additional payables resulting from the issuance of jumbo certificates of deposit to third-party investors by FCNB, the Company's special-purpose bank.

Net additions to property and equipment were $38,484 and $28,610 in 1999 and 1998, respectively. Eddie Bauer retail store expansion and remodeling comprised more than half of the capital spending in 1999 and a majority of the spending in 1998. The remainder of the 1999 capital spending was primarily related to information technology upgrades and distribution facility improvements.

The Company maintains restricted cash accounts as necessary, representing reserve funds used as credit enhancement for specific classes of investor certificates issued in certain asset-backed securitization transactions. These restricted cash accounts are included in other assets in the Company's consolidated balance sheets. In 1998, restricted cash of $49,400 was released to the Company when the related asset-backed securitizations matured. The remaining balance of restricted cash was $10,192 at January 1, 2000.

As of January 1, 2000, total debt was $781,036 compared to $608,750 as of January 2, 1999. The Company realized increases in total debt in 1999, driven by funding requirements to support customer receivable growth. As debt reduction remains a primary objective, the Company will continue to utilize asset-backed securitization of receivables as a financing resource to manage debt and help fund the growth of its credit businesses.

In 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,993 received were used primarily to fund working capital and investing needs.

In March 1994 and December 1995, Newport News issued shares of non-voting redeemable preferred stock to certain directors and executive officers of the Company, its subsidiaries and Otto Versand. All outstanding shares were redeemed in 1998 for $12,236. The excess of the redemption price over the carrying value of the preferred stock reduced 1998 net earnings by $8,535 and the related basic and diluted net earnings per common share by $0.06.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, securitization of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

MARKET RISK
The Company is exposed to market risk from changes in interest rates and, to a lesser extent, foreign currency exchange rate fluctuations. In seeking to minimize risk, the Company manages exposure through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

INTEREST RATES
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings, a significant portion of which are fixed-rate obligations. Accordingly, the interest rate risk to the Company is minimal. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's 1999 interest expense would have changed by approximately $1,514. In addition, derivative financial instruments are utilized occasionally to reach the Company's targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The use of interest rate swaps is minimal, and as of January 1, 2000, the notional amount totaled $64,286.

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

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to limit any material market risk exposure to its consolidated financial statements at January 1, 2000.

FOREIGN CURRENCY EXCHANGE RATES
The Company is subject to foreign currency exchange risk related to its Canadian operations, as well as its joint venture investments in Germany and Japan. The Company is party to certain transactions with the above joint ventures that are denominated in foreign currencies. The Company monitors the exchange rates related to these currencies on a continual basis and will enter into forward derivative contracts for foreign currency when deemed advantageous based on current pricing and historical information. The Company believes that its foreign exchange risk and the effect of this hedging activity are not material due to the size and nature of the above operations.

YEAR 2000

The Company completed remediation and testing in advance of December 31, 1999 and entered the new year well prepared for the Year 2000 date change. The initial rollover period was successful with only incidental problems encountered, none of which had a material impact on business operations. No internal business interruption was experienced and initial communication with critical vendors indicates that there will be little, if any, disruption in the flow of goods and services to the Company.

The direct costs associated with the Year 2000 initiative were approximately $5,000, $3,800 and $1,200 in 1999, 1998 and 1997, respectively. The Company does not expect to experience any material residual effects or costs related to the Year 2000 compliance issue in the future.

ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all quarters of all years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 to quarters of all years beginning after June 15, 2000. The Company is studying the statement to determine its effect on the consolidated financial position or results of operations, if any. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.

FORWARD-LOOKING STATEMENTS

This report contains statements that are forward-looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Potential risks and uncertainties include, but are not limited to, factors such as the financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, state and federal laws and regulations related to offering and extending credit, risks associated with collections on the Company's credit card portfolios, interest rate fluctuations, postal rate increases, paper or printing costs, the success of planned merchandising, advertising, marketing and promotional campaigns, and other factors that may be described in the Company's other filings with the Securities and Exchange Commission.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information contained in Part II, Item 7. under the caption "Market Risk" on pages 15-16 of this Form 10-K is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        CONSOLIDATED BALANCE SHEETS
($000s omitted, except per share amounts)


                                                   January 1,       January 2,
                                                        2000             1999
                                                ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $    46,023       $   91,200
  Receivables, net                                   971,566          544,146
  Inventories                                        499,413          490,915
  Prepaid expenses                                   101,915           93,390
  Refundable income taxes                              3,830            9,897
  Deferred income taxes                               41,397           25,946
                                                 ------------     ------------
    Total current assets                           1,664,144        1,255,494
Property and equipment, net                          333,852          359,361
Intangible assets, net                               148,143          153,146
Other assets                                          95,901           89,259
                                                 ------------     ------------
Total assets                                     $ 2,242,040      $ 1,857,260
                                                 ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Current maturities of debt                     $   214,464      $    85,714
  Accounts payable and accrued liabilities           644,455          577,537
                                                 ------------     ------------
    Total current liabilities                        858,919          663,251
Long-term debt, excluding current maturities         566,572          523,036
Deferred income taxes                                 91,409           33,706
                                                 ------------     ------------
    Total liabilities                              1,516,900        1,219,993
                                                 ------------     ------------
Stockholders' equity:

 Class A non-voting common stock, $1.00 par
   value; authorized 16,000,000 shares;
   14,849,244 shares issued and outstanding
   at January 1, 2000; 14,747,844 shares
   issued and outstanding at January 2, 1999          14,849           14,748
 Class B voting common stock, $1.00 par value;
   authorized 121,500,000 shares; 117,009,869
   shares issued and outstanding at
   January 1, 2000 and January 2, 1999               117,010          117,010
 Additional paid-in capital                          328,984          328,489
 Accumulated other comprehensive loss                 (2,608)          (4,555)
 Retained earnings                                   266,905          181,575
                                                 ------------     ------------
    Total stockholders' equity                       725,140          637,267
                                                 ------------     ------------
Total liabilities and stockholders' equity       $ 2,242,040      $ 1,857,260
                                                 ============     ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended ($000s omitted, except per share amounts)


                                        January 1,      January 2,      January 3,
                                             2000            1999            1998
                                      ------------    ------------    ------------
NET SALES AND OTHER REVENUES

Net sales                             $ 2,916,455     $ 2,641,956     $ 2,835,297
Finance revenue                           245,999         251,233         178,293
Other revenue                              47,771          42,222          43,244
                                      ------------    ------------    ------------
                                        3,210,225       2,935,411       3,056,834

COST OF SALES AND OPERATING EXPENSES
Cost of sales, including buying
  and occupancy expenses                1,855,853       1,807,569       1,941,307
Selling, general and
  administrative expenses               1,150,534       1,041,999       1,096,835
                                      ------------    ------------    ------------
                                        3,006,387       2,849,568       3,038,142

Operating income                          203,838          85,843          18,692
Interest expense                           66,711          67,733          68,098
                                      ------------    ------------    ------------
Earnings (loss) before
    income taxes                          137,127          18,110         (49,406)
Income tax provision (benefit)             51,797           6,305         (16,385)
                                      ------------    ------------    ------------
Earnings (loss) before redemption
  of subsidiary preferred stock            85,330          11,805         (33,021)
Redemption of subsidiary
  preferred stock                               -           8,535               -
                                      ------------    ------------    ------------
Net earnings (loss)                   $    85,330     $     3,270     $   (33,021)
                                      ============    ============    ============
EARNINGS PER COMMON SHARE
 Net earnings (loss) per
   common share
     Basic and diluted                $      0.65     $      0.03     $     (0.28)
                                      ============    ============    ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended ($000s omitted)


                                                January 1,      January 2,       January 3,
                                                      2000            1999             1998
                                              ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                           $    85,330      $     3,270      $   (33,021)
Adjustments to reconcile net earnings to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                    94,683           88,547           88,062
  Net gains on sale of receivables                (15,760)         (45,328)         (75,141)
Change in assets and liabilities, net
 of effects of acquisition:
    (Increase) decrease in receivables, net      (411,660)          64,558           17,007
    (Increase) decrease in inventories             (8,498)          17,841           (6,547)
    Increase in prepaid expenses                   (8,525)          (4,253)          (4,504)
    Increase (decrease) in accounts payable
      and accrued liabilities                      66,918           43,215          (38,028)
    Increase (decrease) in income taxes            48,319              854           (8,724)
                                              ------------     ------------     ------------
    Net cash provided by (used in)
     operating activities                        (149,193)         168,704          (60,896)
                                              ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Net additions to property and equipment           (38,484)         (28,610)         (55,047)
Net (additions to) reductions in other assets     (32,329)          43,027          (23,655)
                                              ------------     ------------     ------------
  Net cash provided by (used in)
   investing activities                           (70,813)          14,417          (78,702)
                                              ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of debt                                  258,000           25,000          105,000
Payment of debt                                   (85,714)        (232,900)         (74,298)
Issuance of Class A common shares                     596              466              228
Issuance of Class B common shares                       -           69,993           69,972
                                              ------------     ------------     ------------
Net cash provided by (used in)
  financing activities                            172,882         (137,441)         100,902
                                              ------------     ------------     ------------
Effect of exchange rate changes on cash             1,947           (2,062)            (639)
                                              ------------     ------------     ------------
  Net change in cash and cash equivalents         (45,177)          43,618          (39,335)
Cash and cash equivalents at
  beginning of year                                91,200           47,582           86,917
Cash and cash equivalents at                  ------------     ------------     ------------
  at end of year                              $    46,023      $    91,200      $    47,582
                                              ============     ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for:
    Interest                                  $    68,414      $    68,973      $    69,806
                                              ------------     ------------     ------------
    Income taxes                              $     4,764      $     5,631      $    16,262
                                              ------------     ------------     ------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($000s omitted, except per share amounts)


                                                                                                Accumulated
                                           Class A        Class B    Additional                       other
                                        non-voting         voting       paid-in     Retained  comprehensive
                              Total   common stock   common stock       capital     earnings           loss
                           --------    -----------   -----------     ----------    ---------    -----------
BALANCES AT
  DECEMBER 28, 1996        $519,695    $    14,618   $    93,142     $  211,828    $ 211,326     $  (11,219)
Comprehensive income
 Net loss                   (33,021)             -             -              -      (33,021)             -
 Foreign currency
  translation                  (639)             -             -              -            -           (639)
 Adjustment to minimum
  pension liability
  (net of taxes
   of $6,243)                 9,365              -             -              -            -          9,365
                           --------
Total comprehensive income  (24,295)
Issuance of 42,060
  Class A common shares         228             42             -            186            -              -
Issuance of 10,341,644
  Class B common shares      69,972              -        10,341         59,631            -              -
                           --------    -----------   -----------     ----------    ---------    -----------
BALANCES AT
  JANUARY 3, 1998           565,600         14,660       103,483        271,645      178,305         (2,493)
Comprehensive income
 Net income                   3,270              -             -              -        3,270              -
 Foreign currency
  translation                (2,062)             -             -              -            -         (2,062)
                           --------
Total comprehensive income    1,208
Issuance of 87,380
  Class A common shares         466             88             -            378            -              -
Issuance of 13,526,571
  Class B common shares      69,993              -        13,527         56,466            -              -
                           --------    -----------   -----------     ----------    ---------    -----------
BALANCES AT
  JANUARY 2, 1999           637,267         14,748       117,010        328,489      181,575         (4,555)
Comprehensive income
 Net income                  85,330              -             -              -       85,330              -
 Foreign currency
  translation                 1,947              -             -              -            -          1,947
                           --------
Total comprehensive income   87,277
Issuance of 101,400
  Class A common shares         596            101             -            495            -              -
                           --------    -----------   -----------     ----------    ---------    -----------
BALANCES AT
  JANUARY 1, 2000          $725,140    $    14,849   $   117,010     $  328,984    $ 266,905    $   (2,608)
                           ========    ===========   ===========     ==========    =========    ==========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000s omitted, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Spiegel, Inc. and its subsidiaries are referred to throughout this report as "The Spiegel Group," "the Group" or "the Company." The Spiegel Group is a leading international specialty retailer marketing fashionable apparel and home furnishings through catalogs, five e-commerce sites and more than 560 specialty retail and outlet stores. The Company operates a special-purpose bank that offers private-label FCNB Preferred charge programs to customers of its merchant divisions and markets various bankcard credit programs nationwide.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's joint venture investments in Germany, Japan and the United Kingdom with affiliated companies of Otto Versand, a related party, are accounted for using the equity method as they are less than 50 percent owned. The operating results of these entities are not material to the Company. In 1999, a $5,000 charge was recorded representing the Company's proportionate share of the costs estimated to discontinue the United Kingdom joint venture.

FISCAL YEAR
The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 1999 and 1998 each consisted of 52 weeks and ended on January 1, 2000 and January 2, 1999, respectively. Fiscal year 1997 consisted of 53 weeks and ended on January 3, 1998.

REVENUE RECOGNITION
The Company records revenue at the point of sale for retail stores and at the time of shipment for catalog and e-commerce sales. The Company provides for returns at the time of sale based upon projected merchandise returns. Finance revenue on customer installment accounts receivables owned is recorded as income when earned. The Company recognizes gains on the sale of customer receivables. These gains are recorded as finance revenue in the Consolidated Statements of Earnings.

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

ADVERTISING COSTS
Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over the expected lives of the catalogs, which are less than one year. Unamortized costs as of January 1, 2000 and January 2, 1999 were $40,615 and $41,273, respectively, and are included in prepaid expenses. All other advertising costs for catalog, e-commerce and retail operations are expensed as incurred. Total advertising expense, including the above mentioned catalog costs, was $417,100, $389,130, and $454,240 in 1999, 1998 and 1997,
respectively.

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

LONG-LIVED ASSETS
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from use of the assets are less than the carrying amount. Impairment losses resulting from these reviews have not been significant.

INTANGIBLE ASSETS
Intangible assets represent principally trademarks and the excess of cost over the fair market value of net assets of businesses purchased. On an annual basis, the Company amortizes these intangibles on a straight-line basis in relation to the anticipated benefits to be derived from the businesses acquired, not to exceed 40 years. Total accumulated amortization of these intangibles was $78,966 and $71,647 at January 1, 2000 and January 2, 1999, respectively. Management periodically considers whether there has been a permanent impairment in the value of goodwill and trademarks by evaluating various factors, including current and projected future operating results and cash flows. The Company does not believe there has been any material impairment in the carrying value of its goodwill and trademarks.

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company's Canadian subsidiary and international joint ventures are translated into U.S. dollars using the exchange rate in effect at the end of the fiscal year for assets and liabilities and the exchange rates in effect at month-end for results of operations. The related unrealized gains or losses resulting from translation are reflected as a component of accumulated other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of earnings as incurred.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company selectively uses non-leveraged, off-balance-sheet derivative instruments primarily to manage its market- and interest-rate risk, and does not hold derivative positions for trading purposes. Current derivative positions consist of non-leveraged, off-balance-sheet interest rate swaps that are accounted for by recording the net interest paid as interest expense on a current basis. The Company also uses foreign currency forward contracts to manage exchange rate risk related to specific transactions with its international joint venture operations. The change in fair value of these short-term forward contracts is recognized in income when the related foreign currency transaction occurs and is not considered significant.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets and liabilities are recorded in the consolidated balance sheets at historical cost, which approximates fair value. The methods and assumptions used to estimate the fair value of receivables including amounts related to securitizations are discussed in Note 2. The fair value of long-term debt and related derivative financial instruments is discussed in Note 5.

SYSTEMS DEVELOPMENT COSTS
Significant systems development costs are capitalized and amortized on a straight-line basis over a three-year period. Costs, net of amortization, included in other assets as of January 1, 2000 and January 2, 1999 were $29,201 and $26,721, respectively. Related amortization expense recognized in 1999, 1998 and 1997 was $12,856, $11,223 and $16,038, respectively. Costs associated with the Company's Year 2000 remediation efforts were expensed as incurred.

CREDIT CARD FEES AND DEFERRED EXPENSES
Annual credit card fees and credit card origination expenses are deferred, on a net basis, and amortized on a straight-line basis over one year.

EMPLOYEE PENSION PLANS
Company policy is to, at a minimum, fund the pension plans to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

STOCK-BASED COMPENSATION
The Company has elected to continue to account for stock-based compensation using the intrinsic value method as discussed in Note 6.

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

EARNINGS PER COMMON SHARE
Basic earnings per common share (EPS) is computed by dividing net earnings by the weighted average number of both classes of common shares outstanding during the year. Diluted EPS assumes the exercise of employee stock options when there is income from continuing operations and the average market price of the common shares exceeds the options' exercise price. The dilutive effect of the potential exercise of options, if any, is reflected in diluted EPS using the treasury stock method.

The computation of diluted EPS excludes options to purchase 350,570, 1,151,575 and 1,227,010 shares of common stock that were outstanding at year-end 1999, 1998 and 1997, respectively, because the options' exercise prices were greater than the average market price of the common shares. Additionally, when income from continuing operations is a loss, inclusion of options in the computation of diluted EPS will result in an antidilutive per share amount. Therefore, 166,690 potentially dilutive options were not included in the computation of diluted EPS in 1997.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified from amounts previously reported to conform with the 1999 presentation.

2. RECEIVABLES

Receivables consist primarily of FCNB Preferred charge receivables generated in connection with the sale of the Company's merchandise as well as receivable balances generated from the bankcard credit programs offered by the Company's special-purpose bank. At January 1, 2000, customer receivables serviced were $2,381,154, of which 70 percent related to the Company's FCNB Preferred charge programs. The Company's customer base is diverse in terms of both geographic and demographic coverage. Due to the revolving nature of the credit card portfolio, management believes that the current carrying value of credit card receivables approximates fair value. The average interest rate collected on the receivables approximates the current market rates on new accounts. The allowance for credit card losses is based upon management's evaluation of the collectability of credit card receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions. This allowance is continually reviewed by management.

Receivables consist of the following:


                                                          1999             1998
                                                   ------------     ------------
Composition of Customer Receivable Portfolio:
  Receivables serviced                             $ 2,381,154      $ 1,787,890
  Receivables sold                                  (1,639,981)      (1,420,730)
                                                   ------------     ------------
Receivables owned                                      741,173          367,160
                                                   ------------     ------------
Composition of Receivables Owned:
Retained certificates                                  323,337          239,828
Receivables with no certificates issued                417,836          127,332
                                                   ------------     ------------
Receivables owned                                      741,173          367,160

Receivables from trust                                 156,229          140,469
Receivables owned, at fair market value            ------------     ------------
  before allowances                                    897,402          507,629
Less allowance for returns on FCNB Preferred
  charge sales                                         (28,496)         (22,246)
Less allowance for doubtful accounts                   (23,738)          (8,857)
Other trade receivables, net                           126,398           67,620
                                                   ------------     ------------
Receivables, net                                   $   971,566      $   544,146
                                                   ============     ============


The Company routinely transfers portions of its customer receivables to trusts that, in turn, sell certificates representing undivided interests in the trusts to investors. The receivables are sold without recourse, and accordingly, no bad debt reserve related to the receivables sold is maintained. In addition to the certificates sold, an additional class of investor certificates, currently retained by the Company, was issued by the trust in certain transactions.

The Company recognizes gains on its securitization of customer receivables. Net gains of $15,760 and $45,328 were recorded as finance revenue in 1999 and 1998, respectively, representing the present value of estimated future cash flows the Company will receive over the estimated outstanding period of the asset securitization. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the return paid to certificate holders, contractual servicing fees, and credit losses along with the future finance charges and principal collections related to interests in the customer receivables retained by the Company. These estimates are calculated utilizing the current performance trends of the receivable portfolios. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control, and, as a result, could materially change in the near term.

The Company also maintains restricted cash accounts as necessary representing reserve funds used as credit enhancement for specific classes of investor certificates issued in certain asset-backed securitization transactions. The value of these funds is included in the Company's balance sheet under "other assets" and totaled $10,192 at January 1, 2000 and January 2, 1999.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                            1999              1998
                                                       ----------        ----------
Land                                                   $  19,450         $  19,450
Buildings and improvements                               146,819           145,589
Equipment                                                256,988           249,935
Leasehold improvements                                   170,751           179,836
                                                       ----------        ----------
                                                         594,008           594,810
Less accumulated depreciation and amortization          (282,781)         (247,627)
                                                       ----------        ----------
                                                         311,227           347,183
Construction in process                                   22,625            12,178
                                                       ----------        ----------
Property and equipment, net                            $ 333,852         $ 359,361
                                                       ==========        ==========


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:


                                                            1999              1998
                                                       ----------        ----------
Trade payables                                         $ 225,859         $ 218,427
Deposits                                                  79,475            57,982
Gift certificates and
  other customer credits                                  49,183            41,436
Salaries, wages and employee benefits                     91,377            57,740
General taxes                                             87,413           103,890
Allowance for future returns                              34,525            33,222
Other liabilities                                         76,623            64,840
                                                       ----------        ----------
Total accounts payable and accrued liabilities         $ 644,455         $ 577,537
                                                       ==========        ==========


5. DEBT

The following is a summary of the Company's debt:


                                                           1999                1998
                                                      ----------         -----------
Notes payable:
  Revolving credit agreement                         $  258,000          $        -
  Term loan agreements, 6.59% to 9.70%,
   due March 17, 2000 through March 31, 2005            334,286             420,000
Subordinated notes, 7.54% to 9.12%,
  due June 30, 2000                                     128,750             128,750
Secured notes, 7.25% to 7.35%,
  due November 15, 2001 through
  November 15, 2005                                      60,000              60,000
                                                      ----------         -----------
  Total debt                                            781,036             608,750
Less current maturities of debt                        (214,464)            (85,714)
                                                     -----------         -----------
Total debt, excluding current maturities             $  566,572          $  523,036
                                                     ===========         ===========


The Company has a $500,000 revolving credit agreement with a group of banks that expires on July 27, 2003. Fees are variable and are based on the total commitment. Borrowings under this commitment averaged $224,300 with a maximum of $409,700 during 1999. The effective annual interest rate was 6.61 percent in 1999, excluding the previously mentioned commitment fees.

Interest rate swap contracts are used selectively to hedge the underlying interest risks on various term loans. At January 1, 2000, these interest rate swap agreements had effective and termination dates from March 1995 to March 2005. The notional principal amounts of these agreements totaled $64,286 and $70,000 at the end of 1999 and 1998, respectively. At January 1, 2000 and January 2, 1999, the fair value of these swap agreements was $1,414 and $6,232, respectively. These values were obtained from financial institutions and represent the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and risks of the transactions. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions. These interest rate swaps in total increased interest expense by $1,194, $1,264 and $1,291 in 1999, 1998 and 1997, respectively.

Additionally, the Company has letter of credit facilities to support the purchase of inventories. Letter of credit commitments outstanding were $84,064 and $87,307 at January 1, 2000 and January 2, 1999, respectively. At January 1, 2000, there was an additional $115,936 of commitments available for the issuance of letters of credit. The Company also had an available undrawn standby letter of credit facility at January 1, 2000, totaling approximately $7,100 to support a leasing arrangement.

The fair value of the Company's long-term debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, approximates the carrying value of such debt at January 1, 2000.

Aggregate maturities of long-term debt are as follows:


Fiscal Year                                  Amount
-----------                               ----------
2000                                      $ 214,464
2001                                        107,714
2002                                         65,214
2003                                        328,214
2004                                         47,714
and thereafter                               17,716
                                          ----------
Total debt                                $ 781,036
                                          ==========


6. EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN
The Spiegel, Inc. Salaried Employee Incentive Stock Option Plan, established in 1998 to replace an expiring plan, provides for the issuance of options to purchase up to 1,000,000 shares of Class A non-voting common stock to certain salaried employees. Under the plan, participants are granted options to purchase shares of the specified stock at the fair market value at the date of grant. The options are exercisable at the rate of 20 percent per year. At January 1, 2000, options outstanding under the current plan and the expired plan were 389,500 and 501,580, respectively. The Company also has a non-qualified stock option plan in place for certain former employees. Options are transferred from the qualified plan to the non-qualified plan 90 days after the date of separation. Options outstanding under the non-qualified plan were 315,000 at January 1, 2000. The following presentations of total options outstanding include all aforementioned stock option plans.

A summary of the changes in the options outstanding is as follows:


                                                                       Average
                                              Shares       Amount        Price
                                            ----------   ----------   ----------
Outstanding at December 28, 1996            1,516,320    $  13,072    $    8.62
  Granted                                     134,500          659         4.90
  Exercised                                   (42,060)        (228)        5.41
  Canceled                                   (225,060)      (2,076)        9.22
                                            ----------   ----------   ----------
Outstanding at January 3, 1998              1,383,700       11,427         8.26
  Granted                                     174,000        1,044         6.00
  Exercised                                   (87,380)        (466)        5.33
  Canceled                                   (266,860)      (2,264)        8.48
                                            ----------   ----------   ----------
Outstanding at January 2, 1999              1,203,460        9,741         8.09
  Granted                                     223,000        1,539         6.90
  Exercised                                  (101,400)        (596)        5.87
  Canceled                                   (118,980)      (1,121)        9.42
                                            ----------   ----------   ----------
OUTSTANDING AT JANUARY 1, 2000              1,206,080    $   9,563    $    7.93
                                            ==========   ==========   ==========


Total stock options authorized but unissued at January 1, 2000 were 610,500.

The following table summarizes information about options outstanding and exercisable at January 1, 2000:


                             Options Outstanding                        Options Exercisable
                 -----------------------------------------------  ------------------------------
Range of                      Weighted-average
Exercise              Number         Remaining  Weighted-average       Number  Weighted-average
  Prices         Outstanding  Contractual Life    Exercise Price  Exercisable    Exercise Price
---------------- ------------ ----------------  ----------------  ------------ -----------------
$ 4.00 to $ 7.99    834,080      7.1 years          $ 6.46           360,380        $ 6.54
$ 8.00 to $11.99    326,000      2.5 years          $ 9.66           306,000        $ 9.64
$12.00 to $23.00     46,000      2.2 years          $22.25            46,000        $22.25
                  ---------                                          -------
                  1,206,080      5.7 years          $ 7.93           712,380        $ 8.89
                  =========                                          =======


The Company follows the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. If compensation expense had been determined based on the estimated fair value of the options at the grant date as prescribed by SFAS No. 123, the proforma effect on the Company's net income would have been a reduction of $372, $274 and $223 in 1999, 1998 and 1997, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The resulting compensation expense was amortized over the vesting period.

The option grant fair values and assumptions used to determine such values are as follows:


Options granted during                      1999       1998       1997
---------------------------                ------     ------     ------
Weighted-average fair value
  at grant date                           $ 3.66     $ 2.46     $ 2.18
Assumptions:
  Risk free interest rate                   6.42%      4.50%      5.75%
  Expected dividend yield                   1.58%      3.60%      1.85%
  Expected volatility                      63.14%     60.26%     53.15%
  Expected term (in years)                   5.0        5.0        5.0


RETIREMENT PLANS
The Company's retirement plans consist of noncontributory defined benefit pension plans and contributory defined benefit health care and life insurance plans. The Company also sponsors a noncontributory supplemental retirement program for certain executives and other defined contribution plans, including 401(K) plans, a profit sharing plan and thrift plans. In 1998, the Company recognized additional costs associated with the curtailment of retirement plans, including special termination benefits, due to the consolidation of certain operations. The cost of these programs and the balances of plan assets and obligations are shown below:


                                        Pension Benefits             Other Benefits
                                           1999      1998            1999      1998
                                        --------  --------        --------  --------
ASSETS AND OBLIGATIONS
Change in benefit obligation:
  Beginning of year                     $59,038   $57,663         $ 9,909   $ 9,472
    Service cost                            253       358             422       438
    Interest cost                         3,946     3,998             689       644
    Actuarial (gain)loss                   (466)      918            (616)      975
    Benefits paid                        (7,586)   (5,933)           (656)     (714)
    Curtailment                               -     1,780               -         -
    Special termination benefits              -       254               -         -
    Plan amendments                         612         -               -      (906)
                                        --------  --------        --------  --------
  End of year                            55,797    59,038           9,748     9,909
                                        --------  --------        --------  --------
Fair value of plan assets:
  Beginning of year                      61,430    61,668               -         -
    Actual return on plan assets          7,508     3,097               -         -
    Employer contributions                    -     2,598             656       714
    Benefits paid                        (7,586)   (5,933)           (656)     (714)
                                        --------  --------        --------  --------
  End of year                            61,352    61,430               -         -
                                        --------  --------        --------  --------
Net amount recognized:
Funded Status                             5,555     2,392          (9,748)   (9,909)
Unrecognized net actuarial loss           6,354     9,527           2,118     2,884
Unrecognized transition obligation
  and prior service cost                  1,036       637          (1,131)   (1,219)
                                        --------  --------        --------  --------
Prepaid (accrued) benefit cost          $12,945   $12,556         $(8,761)  $(8,244)
                                        ========  ========        ========  ========



                                          1999         1998        1997
                                       --------     --------    --------
EXPENSE
Pension:
Service cost                           $   253      $   358     $   397
Interest cost                            3,946        3,998       4,580
Expected return on plan assets          (5,289)      (5,379)     (4,032)
Amortization of transition obligation      212          212         528
Recognized net actuarial loss              489          204       1,024
Amortization of prior service cost           -            -           -
Loss due to curtailment                      -        1,957           -
                                       --------     --------    --------
Total pension cost                        (389)       1,350       2,497
                                       --------     --------    --------
Health care and life insurance:
Service cost                               422          439         393
Interest cost                              689          644         727
Recognized net actuarial loss              150           72         112
Amortization of prior service cost         (88)         (18)        (18)
Loss due to curtailment                      -            -          23
                                       --------     --------    --------
Total health care and life insurance     1,173        1,137       1,237
                                       --------     --------    --------

Defined contribution plans              25,950       15,325      14,740
                                       --------     --------    --------
Total retirement plan expense          $26,734      $17,812     $18,474
                                       ========     ========    ========

ACTUARIAL ASSUMPTIONS
Expected return on plan assets               9%           9%          9%
Health care trend rate                       7            8           9
Discount rate                             7.75            7        7.25


For measurement purposes, a 7 percent annual rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) was assumed for 1999. The rate was assumed to decrease to 6 percent in the year 2000 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation and related expense by $500 and $93, respectively. A one-percentage-point decrease in assumed health care cost trend rates would decrease the accumulated postretirement benefit obligation and related expense by $482 and $84, respectively.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION
The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

LEASE COMMITMENTS
The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms are generally 10 years and many contain renewal options. Many of the retail store leases provide for minimum annual rentals plus additional rentals based upon percentages of sales, which range from 3 to 5 percent. The Company also sublets certain leased office space to unrelated third parties. Rent expense consisted of the following:


                                            1999        1998        1997
                                        ---------   ---------   ---------
Minimum rentals                         $147,869    $139,798    $135,264
Percentage rentals                         1,079       1,836       2,340
Less sublease income                      (3,680)       (569)          -
                                        ---------   ---------   ---------
Net rental expense                      $145,268    $141,065    $137,604
                                        =========   =========   =========


Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 1, 2000 are as follows:


Fiscal Year                                  Amount
-----------                               ----------
2000                                      $ 134,753
2001                                        114,390
2002                                        100,694
2003                                         95,406
2004                                         86,636
and thereafter                              309,409
                                          ----------
Total minimum lease payments                841,288
Less minimum sublease income                (42,691)
                                          ----------
Net minimum lease payments                $ 798,597
                                          ==========


8. INCOME TAXES

Earnings (loss) before income taxes is composed of the following:


                       1999           1998           1997
                   ---------     ----------     ----------
Domestic           $137,201       $ 19,247      $ (57,510)
Foreign                 (74)        (1,137)         8,104
                   ---------     ----------     ----------
Total              $137,127       $ 18,110      $ (49,406)
                   =========     ==========     ==========


The components of income tax expense (benefit) are as follows:


                      1999           1998            1997
                  ---------      ---------      ----------
Current:
  Federal         $  7,028       $  4,247        $ (5,975)
  State              2,277         (1,536)           (896)
  Foreign              240         (1,092)          3,894
                  ---------      ---------       ---------
Total Current        9,545          1,619          (2,977)
                  ---------      ---------       ---------
Deferred:

  Federal           38,867          7,275         (10,548)
  State              3,620         (3,197)         (2,633)
  Foreign             (235)           608            (227)
                  ---------      ---------       ---------
Total Deferred      42,252          4,686         (13,408)
                  ---------      ---------       ---------
                  $ 51,797       $  6,305        $(16,385)
                  =========      =========       =========



The differences between the provision (benefit) for income taxes at the statutory rate and the amounts shown in the consolidated statements of earnings are as follows:


                                      1999                1998                 1997
                                Amount  Percent     Amount  Percent      Amount  Percent

                              --------- --------  --------- --------  --------- ---------
Statutory rate                $ 47,994     35.0%  $  6,339     35.0%  $(17,292)   (35.0)%
State income tax (net of
  federal income tax benefit)    3,475      2.5         91      0.5       (241)    (0.5)
Amortization of non-
  deductible goodwill
  and other items                1,179      0.9      1,031      5.7      1,548      3.1
Changes in estimates of
  previously provided taxes          -        -       (756)    (4.2)         -        -
Tax Credits                       (851)    (0.6)      (400)    (2.2)      (400)    (0.8)
                              --------- --------  --------- --------  --------- --------
Effective tax rate            $ 51,797     37.8%  $  6,305     34.8%  $(16,385)   (33.2)%
                              ========= ========  ========= ========  ========= =========


Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  1999           1998
                                              ---------      ---------
Deferred tax assets:
  Allowance for doubtful accounts             $ 10,270       $  5,283
  Allowance for the gross profit
    on estimated future returns                 12,681         10,759
  Facilities reserve                             4,196          2,265
  Compensated absences accruals                  4,197          4,382
  Reserve for self insurance                     1,423          1,145
  Reserve for inventory losses                  10,156         10,013
  Postretirement benefit obligation              3,537          3,412
  Capitalized overhead in inventory              3,610          1,249
  Net operating loss carryforward                    -         58,821
  Other                                          6,307          3,453
                                              ---------      ---------
                                                56,377        100,782
                                              ---------      ---------
Deferred tax liabilities:
  Property and equipment                        32,435         40,841
  Prepaid and deferred expenses                  6,861          5,948
  Gains on sale of accounts receivable          57,320         51,801
  Earned but unbilled finance charges            4,647          6,196
  Deferred rent obligation                       5,126          3,756
                                              ---------      ---------
                                               106,389        108,542

                                              ---------      ---------
Net deferred tax liabilities                  $ 50,012       $  7,760
                                              =========      =========


Management believes that realization of the deferred tax assets through future taxable earnings or alternative tax strategies is more likely than not.

9. STOCKHOLDERS' EQUITY

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

10. SUBSIDIARY PREFERRED STOCK

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

11. SEGMENT REPORTING

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

The merchandising segment is an aggregation of Eddie Bauer, Spiegel and Newport News. These divisions offer apparel, home furnishings and other merchandise through catalogs, e-commerce sites and retail stores. The merchandising segment also includes the results of the FCNB Preferred charge programs, which provide private-label credit services to customers of the merchant divisions.

The bankcard segment represents the bankcard operations of First Consumers National Bank (FCNB), the Company's special-purpose bank.

BUSINESS SEGMENT COMPARISONS


                                                1999             1998             1997
                                         ------------    -------------    -------------
Revenue:
  Merchandising                          $ 3,129,352      $ 2,822,211     $  3,010,571
  Bankcard                                    80,873          113,200           46,263
                                         ------------    -------------    -------------
Total revenue                            $ 3,210,225      $ 2,935,411     $  3,056,834
                                         ------------    -------------    -------------
Operating income:
  Merchandising                          $   189,960      $    21,601     $      2,314
  Bankcard                                    21,242           70,344           22,685
                                         ------------    -------------    -------------
Total segment operating income               211,202           91,945           24,999
Premium on acquisitions                       (7,364)          (6,102)          (6,307)
                                         ------------    -------------    -------------
Total operating income                       203,838           85,843           18,692
Interest expense                              66,711           67,733           68,098
                                         ------------    -------------    -------------
Earnings before income taxes             $   137,127      $    18,110     $    (49,406)
                                         ============    =============    =============

Assets:
  Merchandising                          $ 1,769,333      $ 1,527,024     $  1,637,761
  Bankcard                                   317,166          167,331          142,786
  Premium on acquisitions                    155,541          162,905          169,007
                                         ------------    -------------    -------------
Total assets                             $ 2,242,040      $ 1,857,260     $  1,949,554
                                         ============    =============    =============
Depreciation and amortization:
  Merchandising                          $    85,429      $    80,896     $     80,110
  Bankcard                                     1,890            1,549            1,645
  Premium on acquisitions                      7,364            6,102            6,307
                                         ------------    -------------    -------------
Total depreciation and amortization      $    94,683      $    88,547     $     88,062
                                         ============    =============    =============
Net additions to property and equipment:
  Merchandising                          $    33,789      $    28,414     $     54,662
  Bankcard                                     4,695              196              385
                                         ------------    -------------    -------------
Total net additions to property
  and equipment                          $    38,484      $    28,610     $     55,047
                                         ============    =============    =============


Segment assets, revenue and operating results reflect the impact of the securitization of customer receivables. Non-cash net gains on the sale of FCNB Preferred charge customer receivables of $18,918 and $11,757 were included in the merchandising segment in 1999 and 1998, respectively. In 1999, the bankcard segment included a $3,158 non-cash net reduction of gains on the sale of bankcard receivables. In 1998, the bankcard segment included non-cash net gains on the sale of bankcard receivables of $33,571.

STATEMENT OF MANAGEMENT RESPONSIBILITY

We have prepared the accompanying consolidated financial statements and related information for the fiscal years 1999, 1998 and 1997. The opinion of the Company's independent auditors, KPMG LLP, on those financial statements follows. The primary responsibility for the integrity and objectivity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

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

REPORT OF INDEPENDENT AUDITORS

THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SPIEGEL, INC.:

We have audited the accompanying consolidated balance sheets of Spiegel, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiegel, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2000 in conformity with generally accepted accounting principles.




/s/ KPMG LLP

Chicago, Illinois
February 9, 2000

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
($000s omitted, except per share amounts)


1999                           First          Second           Third          Fourth     Total Year
---------------------    ------------    ------------    ------------    ------------   ------------
Net sales and
 other revenues         $    625,177    $    751,953    $    706,630    $  1,126,465   $  3,210,225
Operating income (loss)       (2,728)         43,027          24,701         138,838        203,838
Net earnings (loss)          (10,012)         16,480           4,193          74,669         85,330
Net earnings (loss)
 per common share
   Basic and diluted    $      (0.08)   $       0.13    $       0.03    $       0.57   $       0.65
Weighted average
  common shares
  outstanding            131,788,511     131,801,423     131,805,972     131,856,825    131,813,183

MARKET PRICE DATA
  High                  $         10    $      9 1/4    $    10 9/16    $     15 1/8   $    15 1/8
  Low                   $      5 3/8    $          5    $      7 3/4    $          6   $         5



1998                           First          Second           Third          Fourth     Total Year
---------------------    ------------    ------------    ------------    ------------   ------------
Net sales and
 other revenues         $    590,553    $    684,046    $    643,968    $  1,016,844   $  2,935,411
Operating income (loss)      (23,763)         11,244           9,938          88,424         85,843
Net earnings (loss)(1)       (23,133)        (10,909)         (4,216)         41,528          3,270
Net earnings (loss)
 per common share (1)
   Basic and diluted    $      (0.19)   $      (0.08)   $      (0.03)   $       0.32   $       0.03
Weighted average
 common shares
 outstanding             119,484,137     131,712,229     131,713,833     131,715,391    128,656,398

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


                                                                                                                                Year
                                                                                                                          Elected as
Name                                             Age      Offices with Registrant or Other (4)                              Director
----------------------                           ---      ------------------------------------------                      ----------
Dr. Michael Otto (1)                             56       Chairman of the Board of Directors                                    1982
                                                          and Chairman of the Board of Directors
                                                          of Otto Versand (GmbH & Co)

Thomas Bohlmann                                  54       Board of Directors and Director, Planning                             1989
                                                          and Control of Otto Versand (GmbH & Co)(1989)

Dr. Michael E. Crusemann (2)(3)                  54       Board of Directors and Director, Finance                              1994
                                                          of Otto Versand (GmbH & Co) and Chief
                                                          Financial Officer of Otto Versand Group
                                                          (1994)

Richard T. Fersch (4)                            50       President and Chief Executive Officer,                                1996
                                                          Eddie Bauer

Hans Jorg Hammer                                 60       Retired.  Prior to October 1999 was a                                 1991
                                                          member of the Board of Directors and Director,
                                                          Personnel of Otto Versand (GmbH & Co)

Horst R. Hansen (2)                              65       Retired.  Prior to March 1994 was a member                            1982
                                                          of the Board of Directors and Director,
                                                          Finance of Otto Versand (GmbH & Co) and Chief
                                                          Financial Officer of Otto Versand Group

John W. Irvin (4)                                52       President and Chief Executive Officer,                                1996
                                                          Spiegel

George D. Ittner (4)                             56       President and Chief Executive Officer,                                1998
                                                          Newport News

Siegfried Kockmann                               60       Board of Directors and Director,                                      1997
                                                          Organizational and Systems Planning of
                                                          Otto Versand (GmbH & Co)(1982)

Michael R. Moran (1)(3)(4)                       53       Chairman of the Office of the President and                           1997
                                                          Chief Legal Officer

Dr. Peter Muller (2)                             58       Retired.  Prior to January 1998 was a                                 1985
                                                          member of the Board of Directors and
                                                          Director, Advertising and Marketing of
                                                          Otto Versand (GmbH & Co)



Gert Rietz                                       53       Board of Directors and Director, Merchandise                          1997
                                                          of Otto Versand (GmbH & Co)(1989)

James W. Sievers (3)(4)                          57       Office of the President, Chief Financial                              1997
                                                          Officer

Dr. Peer Witten                                  54       Board of Directors and Director,                                      1991
                                                          Operations of Otto Versand (GmbH & Co) (1984)

Martin Zaepfel (1)                               56       Deputy Chairman of the Board of Directors                             1996
                                                          of Otto Versand (GmbH & Co) and Director,
                                                          Marketing and Advertising of Otto Versand
                                                          (GmbH & Co)(1998); Board of Directors and
                                                          Director, Merchandise of Otto Versand
                                                          (GmbH & Co)(1988)


(1) Member of Board Committee (Executive Committee)
(2) Member of Audit Committee
(3) Member of Finance Committee
(4) The business experience during the last five years of directors who are executive officers of the Company is detailed along with the listing of executive officers that follows.

The terms of all the above-named directors expire on the date of the next annual meeting of the stockholders which is to be held in April, 2000.

Dr. Michael Otto was a member of the Board of Directors and Director, Merchandise of Otto Versand for ten years prior to March 1, 1981.

There is no family relationship between any of the directors.

EXECUTIVE OFFICERS

The following persons are the executive officers and certain significant employees of the Company:


                                                                    Positions and Offices Held
                                                          (all positions and offices are of the Company
Name                                             Age                unless otherwise indicated)
----------------------                           ---      ----------------------------------------------
EXECUTIVE OFFICERS OF SPIEGEL, INC.:

Michael R. Moran                                 53       Chairman (1998) of the Office of the President
                                                          (1997) and Chief Legal Officer (1997); Senior Vice
                                                          President, Secretary & General Counsel (1996);
                                                          Vice President, Secretary & General Counsel (1988);
                                                          and Director (1997)

James W. Sievers                                 57       Office of the President (1997) and Chief Financial
                                                          Officer (1994); Senior Vice President, Finance
                                                          (1995); and Director (1997)

Richard T. Fersch                                50       President (1992) and Chief Executive Officer
                                                          (1997), Eddie Bauer; and Director (1994)

John W. Irvin                                    52       President (1996) and Chief Executive Officer
                                                          (1997), Spiegel Catalog; Senior Vice President,
                                                          General Merchandise Manager of Mervyn's (a division
                                                          of Dayton Hudson Corporation) (1992);
                                                          and Director (1996)

George D. Ittner                                 56       President (1992) and Chief Executive Officer
                                                          (1997), Newport News; and Director (1998)

Jon K. Nordeen                                   44       Senior Vice President (2000) and Chief Information
                                                          Officer (1996); Director of Application Development
                                                          of Dayton Hudson Corporation (1995)

John R. Steele                                   47       Vice President (1995) and Treasurer (1993)


CERTAIN SIGNIFICANT EMPLOYEES:

Gregory R. Aube                                  47       President (1995) and Chief Executive Officer (1999)
                                                          of FCNB

Richard M. Lauer                                 45       President and Chief Executive Officer of DFS
                                                          (1999); Senior Vice President of DFS (1999); Vice
                                                          President, Operations of DFS (1998); Vice
                                                          President, Engineering and Systems Services of DFS
                                                          (1996); and Director, Information Services of DFS
                                                          (1995)


The terms of all the above-named officers expire on the date of the next annual meeting of the Board of Directors which is to be held in April, 2000.

There is no family relationship between any of the officers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued by the Company for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 to or on behalf of each of the five most highly compensated key policy-making executive officers of the Company.


                                   Annual Compensation          Stock
Name and                      ----------------------------     Options     LTIP
Principal                      Salary    Bonus     Other (2)   Granted   Payout (1)
Position                Year     ($)      ($)        ($)         (#)        ($)
-------------------    ------ -------- ----------  ---------  ----------  ----------
Michael R. Moran        1999  $400,006 $  466,650  $260,923     20,000     $      -
Chairman of the Office  1998   318,462    267,436    90,717     15,000      242,300
of the President and    1997   260,000    150,000    86,695     10,000            -
Chief Legal Officer
and Director

James W. Sievers        1999  $364,000 $  429,150  $253,609     20,000     $      -
Office of the           1998   343,077    224,077    72,686     15,000      243,700
President, Chief        1997   310,000    150,000    89,879     10,000            -
Financial Officer
and Director

Richard T. Fersch       1999  $796,156 $1,114,185  $387,280     20,000     $      -
President and Chief     1998   750,000          -   105,265     15,000            -
Executive Officer of    1997   650,000    243,700   102,951     10,000            -
Eddie Bauer and
Director

John W. Irvin           1999  $523,088 $  590,650  $327,981     20,000     $      -
President and Chief     1998   500,000    300,000    94,956     15,000      331,000
Executive Officer of    1997   475,000    213,750    92,662     10,000            -
Spiegel and Director

George D. Ittner        1999  $423,346 $  428,313  $ 55,007     20,000     $      -
President and Chief     1998   400,000    377,610    27,108     15,000      368,932
Executive Officer of    1997   374,736    175,000    57,906     25,000            -
Newport News and
Director



(1) Certain executives of the Company earned long-term incentive bonuses in 1998. This long-term incentive plan covered the operating and financial performance of the individual divisions for 1997 and 1998, with the payout formula heavily weighted to the 1998 performance.

(2) The following tables summarize all other compensation for the years ended January 1, 2000, January 2, 1999 and January 3, 1998:


                           Retirement
         Name               Benefits        Other             Total
     -------------------- ------------ ---------------  --------------
1999 Michael R. Moran      $ 208,745    $   52,178        $ 260,923
     James W. Sievers        199,244        54,365          253,609
     Richard T. Fersch       333,322        53,958          387,280
     John W. Irvin           249,966        78,015          327,981
     George D. Ittner         43,013        11,994           55,007


1998 Michael R. Moran      $   27,069   $   63,648        $  90,717
     James W. Sievers          29,162       43,524           72,686
     Richard T. Fersch         63,750       41,515          105,265
     John W. Irvin             42,500       52,456           94,956
     George D. Ittner           3,200       23,908           27,108


1997 Michael R. Moran      $   22,600    $  64,095        $  86,695
     James W. Sievers          27,100       62,779           89,879
     Richard T. Fersch         57,700       45,251          102,951
     John W. Irvin             41,950       50,712           92,662
     George D. Ittner           5,476       52,430           57,906


OPTION GRANTS TABLE

The following table sets forth grants of stock options to the named executive officers during the year ended January 1, 2000 and the potential realizable value of the grants assuming that the market price of the underlying stock appreciates in value from the date of grant to the end of the option term at the stipulated annual rates of 5% and 10%:


                    Number
                      of                                            Potential Realizable
                  Securities   Percent of                             Value at Assumed
                    Under-   Total Options                         Annual Rates of Stock
                    lying     Granted to    Exercise                 Price Appreciation
                    Options    Employees     Price    Expiration         for Option
Name                Granted    in 1999       ($/sh)      Date        5% ($)     10% ($)
------------------ --------- -------------  -------- -----------   --------   ---------
Michael R. Moran     20,000       9.0%        6.90     12/31/09     86,787     219,936

James W. Sievers     20,000       9.0%        6.90     12/31/09     86,787     219,936

Richard T. Fersch    20,000       9.0%        6.90     12/31/09     86,787     219,936

John W. Irvin        20,000       9.0%        6.90     12/31/09     86,787     219,936

George D. Ittner     20,000       9.0%        6.90     12/31/09     86,787     219,936


The stock options granted become exercisable at the rate of 20 percent per year from the date of the grant.

AGGREGATED OPTION EXERCISES IN 1999 AND JANUARY 1, 2000 OPTION VALUES

The following table sets forth shares acquired on exercise and stock option values at January 1, 2000:


                                                         Number of Securities                     Value of Unexercised
                                                        Underlying Unexercised                    In-the-Money Options
                            Shares                           Options at                                   at
                           Acquired                        January 1, 2000                         January 1, 2000
                              On          Value        Exercise-       Unexercise-              Exercise-     Unexercise-
      Name                 Exercise      Realized        able             able                     able          able
---------------------      --------   -----------      ---------        ----------             -----------    ----------
Michael R. Moran           8,000      $ 7,575          38,000            41,500                    $11,732       $27,836

James W. Sievers           8,000      $14,700          38,000            42,000                    $10,357       $27,852

Richard T. Fersch              -            -          80,400            52,000                    $16,359       $28,102

John W. Irvin                  -            -          43,000            62,000                    $11,619       $27,789

George D. Ittner               -            -          25,000            50,000                    $24,532       $47,002


COMPENSATION OF DIRECTORS

The Company pays an annual fee of $10,000 to its independent directors and reimburses any reasonable out-of-pocket expenses incurred by all directors in attending meetings.

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Richard T. Fersch, President and Chief Executive Officer of Eddie Bauer, the term of which extends through December 31, 2002. The annual base salary under this agreement is $1,000,000 per year. The agreement also entitles Mr. Fersch to receive an annual bonus based upon the financial performance of Eddie Bauer. The bonus opportunity for the remaining three years of the agreement is 100 percent of base salary. During all three remaining years of this agreement, Mr. Fersch is guaranteed 50 percent of the eligible bonus opportunity.

The Company has an employment agreement with John W. Irvin, President and Chief Executive Officer of Spiegel, the term of which extends through December 31, 2001. The current annual base salary under this agreement is $550,000. The agreement entitles Mr. Irvin to receive an annual bonus based on the financial performance of Spiegel.

The Company has an employment agreement with George D. Ittner, President and Chief Executive Officer of Newport News, the term of which extends through August 31, 2000. The current annual base salary under this agreement is $450,000. The agreement entitles Mr. Ittner to receive an annual bonus based on the financial performance of Newport News.

The Company has an employment agreement with Michael R. Moran, Chairman of the Office of the President and Chief Legal Officer, the term of which extends through December 31, 2001. The current annual base salary under this agreement is $425,000. The agreement entitles Mr. Moran to receive an annual bonus based on the combined financial performance of The Spiegel Group divisions.

The Company has an employment agreement with James W. Sievers, Office of the President and Chief Financial Officer, the term of which extends through December 31, 2001. The current annual base salary under this agreement is $400,000. The agreement entitles Mr. Sievers to receive an annual bonus based on the combined financial performance of The Spiegel Group divisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board Committee, which determines executive officer compensation, consists of Dr. Michael Otto, Martin Zaepfel, and Michael Moran. Mr. Moran also serves as the Chairman of the Office of the President of the Company.

EMPLOYEE BENEFITS

               STOCK OPTION PLAN

               The Spiegel, Inc. Salaried Employee Incentive Stock Option Plan is administered by a Stock Option Committee consisting of three members of the Company's Board of Directors who are not salaried employees of the Company or its participating subsidiaries and who are appointed to the Committee periodically. Certain salaried employees of the Company are eligible to participate in the plan. Options are granted to those eligible employees as determined by the Stock Option Committee. The Stock Option Committee also has authority to determine the number of shares and terms consistent with the plan with respect to each option. Options granted under the plan relate to the Class A non-voting common stock of the Company. The maximum number of shares which may be issued under the current plan is 1,000,000. The participants' options become exercisable at the rate of 20 percent per year. The options expire ten years after the date of grant of options. The option price upon exercise of the option is the fair market value of the shares on the date of grant of the option. Options granted under the plan are not transferable or assignable other than by will or by the laws of descent and distribution. Stock options outstanding under the above plan were 389,500 at January 1, 2000.

               In addition to the stock option plan discussed above, 501,580 shares were outstanding at January 1, 2000 under a plan that expired in 1998. These options were issued under the same terms as the plan currently in place. The Company also has a non-qualified stock option plan in place for certain former employees. Options are granted under this non-qualified plan at the discretion of the Board of Directors. Options outstanding under the non-qualified plan were 315,000 at January 1, 2000.

               The average per share price of stock options granted during the year was $6.90. Net cash realized with respect to the exercise of options during the year was approximately $596,000.

               SPIEGEL GROUP VALUE IN PARTNERSHIP PROFIT SHARING AND 401(K) SAVINGS PLAN

               The Company maintains two consolidated Profit Sharing and 401(k) Savings Plans for employees of Spiegel (Catalog and corporate), Eddie Bauer, FCNB, and Distribution Fulfillment Services ("DFS"). Participation commences on the beginning of a quarter following one year of continuous service. The Company and participating subsidiaries contribute annually to the accounts of eligible participants a percentage of considered compensation based on the Spiegel, Inc. consolidated earnings before income taxes plus any other amounts determined by the Company's Board of Directors. A minimum contribution of 4 percent of eligible considered compensation will be made, but in no event will the total contribution exceed the maximum amount deductible for Federal income tax purposes. Company contributions and forfeitures are allocated among eligible participants in proportion to considered compensation.

               Employees may also contribute up to 10 percent of their base compensation to the 401(k) plan through payroll deductions. Employee contributions are made on a pretax basis under Section 401(k) of the Internal Revenue Code. The Company matches salaried employee contributions dollar for dollar up to the first 3 percent of base compensation and 50 cents for each dollar contributed up to the next 3 percent. The Company matches hourly employee contributions 25 cents for each dollar contributed up to 6 percent of base compensation. The Company's matching contributions, however, may not exceed the amount deductible under the Internal Revenue Code. A participant can make nondeductible after-tax contributions to the plan of up to 5 percent of their considered compensation, subject to special limitations imposed by the Internal Revenue Code thereon.

               All contributions and investments are held in a trust for the benefit of plan participants. All employees who participate in the plan are 100 percent vested in their contributions and earnings thereon but become vested in the Company's matching contribution and earnings thereon at a rate based on years of service, with full vesting after a maximum of seven years. Participants are permitted to borrow from their account, but may have only one outstanding loan at a time. Repayment is made through payroll deductions. Participants who suffer a financial hardship as defined by the Internal Revenue Code and who are not eligible for a loan may withdraw amounts from the plan while still employed. In addition, participants may annually receive a distribution of their after-tax contributions. All participants may request a distribution of the full value of their accounts under the plan upon retirement after age 62 or permanent disability and the vested portion of their accounts on other termination of employment. The full value of a deceased participant's account is distributable to his beneficiaries. Distributions are made in a lump sum.

               NEWPORT NEWS, INC. RETIREMENT SAVINGS PLAN

               Newport News has a retirement savings plan covering its associates. Associates become eligible to participate immediately upon starting employment. Associates may elect to contribute up to 10 percent of their compensation to the plan on a pre-tax basis under Section 401(k) of the Internal Revenue Code. The associate also may elect to make nondeductible after-tax contributions to the plan of up to 5 percent of their compensation. The company matches contributions at a rate of 50 percent of the first 4 percent of compensation contributed. The company matching contributions, however, may not exceed the amount deductible under the Internal Revenue Code.

               All contributions and investments are held in a trust for the benefit of plan participants. All employees who participate in the plan are 100 percent vested in their contributions and earnings thereon but become vested in the Company's matching contribution and earnings thereon at a rate based on years of service, with full vesting after a maximum of seven years. Participants are permitted to borrow from their account, but may have only one outstanding loan at a time. Repayment is made through payroll deductions. Participants who suffer a financial hardship as defined by the Internal Revenue Code and who are not eligible for a loan may withdraw amounts from the plan while still employed. In addition, participants may annually receive a distribution of their after-tax contributions. All participants may request a distribution of the full value of their accounts under the plan upon retirement after age 62 or permanent disability and the vested portion of their accounts on other termination of employment. The full value of a deceased participant's account is distributable to his beneficiaries. Distributions are made in a lump sum.

               SPIEGEL, INC., SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

               The Company maintains an unfunded supplemental retirement plan for the benefit of certain employees covered by the retirement plans described above (the "profit sharing and thrift plans") whose benefits under the profit sharing and thrift plans are reduced by application of Sections 401(a)(17) and 402(g)of the Internal Revenue Code. If a participant's annual additions under the profit sharing and thrift plans are reduced by reason of special limitations of the Internal Revenue Code, the Company will make an annual contribution to a grantor trust in the amount of the reduction. Supplemental benefits under the supplemental retirement plan are payable in cash at the same time and in the same manner as the participant's employer account under the profit sharing and thrift plans except no payments are made prior to death, disability or reaching retirement age.

               SPLIT DOLLAR LIFE INSURANCE PROGRAM

               The Company maintains a split dollar life insurance program covering certain executives of the Company. A covered employee may apply for an individual life insurance policy on his life in a face amount equal to three times his base salary. The employee pays a portion of the annual premium approximately equal to the after tax cost of an equivalent amount of term life insurance. The balance of the premium due (if any) is paid by the Company. The Company owns a part of the cash value equal to its payments and is beneficiary for that amount. The employee names his own beneficiary and collaterally assigns the policy to the Company to the extent of the Company's payments. Cash value and dividends accumulate tax-free and all amounts in excess of the Company's payments belong to the employee. On the death of the employee, any amounts due to the Company are paid with the balance of the proceeds distributed as directed by the employee.

               EXECUTIVE BONUS AND INCENTIVE PLANS

               The Company maintains various annual bonus plans for certain of its executives, designed to reward performance. The Company's annual payment of bonuses is based upon the attainment of pre-determined annual operating and financial performance objectives. In addition, the Company periodically offers a long-term incentive bonus plan. Payment of long-term incentive bonuses is based on the attainment of pre-determined operating and financial performance objectives that span more than one year. Expense related to the above bonus plans approximated $38 million in 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Spiegel Holdings, Inc. (SHI) holds 99.9 percent of the Company's Class B voting common stock. The following table sets forth certain information with respect to the number of shares of Class B voting common stock owned by SHI, which is the only stockholder beneficially owning more than 5 percent of the Class B voting common stock. SHI is a holding company whose principal asset is stock of the Company. The total number of holders of the Company's Class B voting common stock as of March 17, 2000, was two.


                                                                             Percentage of
                                                                              outstanding
                                    Number of            Title of             Class B voting
Name and Address                    shares(1)            class                common stock
-------------------------      --------------            --------            ---------------
Spiegel Holdings, Inc.(2)      116,957,089               Class B                99.9%
The Corporation                                          voting
  Trust Center                                           common
1209 Orange Street                                       stock
Wilmington, DE 19801



(1) The shares are owned of record and beneficially, with sole investment and voting power. However, see note (2) below.

(2) In excess of 50 percent of the common stock of SHI is beneficially owned by Dr. Michael Otto, who controls the manner in which SHI votes its Class B voting common stock of the Company in all matters, including the election of directors. Dr. Otto is a director of the Company. No officers or other directors of the Company are Class B stockholders of record or beneficial stockholders thereof.

b. SECURITY OWNERSHIP OF MANAGEMENT

As of March 17, 2000, certain members of the Company's Board of Directors, and the directors and officers of the Company as a group, owned shares of the Company's Class A non-voting common stock as indicated in the following table:


                                     Amount and
                Name of              Nature of
 Title        Beneficial             Beneficial       Acquirable        Percent
of Class        Owner                Ownership (1)  Within 60 Days      of Class
--------   --------------------      -------------  --------------   ------------
                                         (I)              (II)           (III)
Class A    Gregory A. Aube               6,254           4,600             *

Class A    Richard T. Fersch            84,000          80,400             *

Class A    John W. Irvin                73,000          53,000             *

Class A    George D. Ittner             27,400          25,000             *

Class A    Richard M. Lauer                300             300             *

Class A    Michael R. Moran             58,000          38,000             *

Class A    Dr. Peter Muller             10,000               -             *

Class A    Jon K. Nordeen                1,200           1,200             *

Class A    Gert Rietz                   29,500               -             *

Class A    James W. Sievers (2)         46,000          38,000             *

Class A    John R. Steele                2,550           2,300             *

Class A    All directors and           338,204         242,800           2.2%
           officers as a group
           (19 persons)


(1) As shown in Column II, in the case of Company officers, portions of the shares indicated as beneficially owned are actually shares attributable to unexercised and unexpired options for Class A non-voting common stock granted by the Company to such officers, which are exercisable as of, or first become exercisable within 60 days after, March 17, 2000.

(2) Section 16(a) Beneficial Ownership Reporting Compliance:
As required by the Securities Exchange Act of 1934, as amended, the Company notes that Mr. James Sievers reported on a Form 4 filed late one transaction involving the purchase of Class A non-voting common stock in an open market transaction in January 1999.

* Less than 1%.

ITEM 13.  CERTAIN TRANSACTIONS

Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transfered its interest in the Company to its partners and designees. Otto Versand and the Company have entered into certain agreements seeking to benefit both parties by providing for the sharing of expertise. The following is a summary of such agreements and certain other transactions:

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand and Turkey. Otto Versand International (GmbH) is a wholly owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $4,994,000, $4,035,000 and $4,050,000 in 1999, 1998 and 1997, respectively. The arrangements are indefinite in term but may generally be canceled by either party upon one year written notice.

The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise by catalog and in retail stores. Otto Versand owns Together, Ltd. Commission expenses incurred on this account were $2,949,000, $2,697,000 and $3,171,000 in 1999, 1998 and 1997, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

In 1993, the Company formed a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in Japan. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were 35 stores open in Japan as of January 1, 2000. To date, Eddie Bauer has contributed $9,290,436 to the project and in 1994, received a $2,500,000 licensing fee for the use of its name. Eddie Bauer received $5,007,000, $4,547,000 and $4,272,000 in royalty income on retail and catalog sales during 1999, 1998 and 1997, respectively. Eddie Bauer income of $553,000 in 1999, income of $275,000 in 1998 and a loss of $31,000 in 1997 for its equity share of the joint venture.

During 1995, Eddie Bauer formed a joint venture with Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in Germany. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were nine stores open in Germany as of January 1, 2000. Eddie Bauer has contributed $9,923,467 to the project and has received $1,000,000 in licensing fees for the use of its name. Eddie Bauer received $1,449,000, $1,033,000 and $756,000 in royalty income on retail and catalog sales during 1999, 1998 and 1997, respectively. Eddie Bauer recorded approximately $2,559,000, $4,394,000 and $1,642,000 of losses for its equity share of the joint venture during 1999, 1998 and 1997, respectively.

During 1996, Eddie Bauer formed a joint venture with Grattan plc (a subsidiary of Otto Versand)and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. The Company believes that the terms of the arrangement were no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were seven stores open in the United Kingdom as of January 1, 2000, all of which will be closed in spring 2000 in conjunction with the discontinuation of the joint venture. To date, Eddie Bauer has contributed $4,584,880 to the project and received a licensing fee of $666,667 in 1998 for the use of its name. In addition, Eddie Bauer received $481,000, $209,000 and $41,000 in 1999, 1998 and 1997, respectively, in royalty income on retail and catalog sales. Eddie Bauer recorded losses of approximately $3,166,000, $2,685,000 and $956,000 in 1999, 1998 and 1997, respectively, for its equity share of the joint venture. Additionally, a $5,000,000 charge was recorded in 1999 representing the Company's equity share of the costs estimated to discontinue the joint venture.

In 1993, Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd. (EBI) (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia (EBI-Hong Kong) and, as of 1997, in the Americas (EBI-Miami). The buying agents contact suppliers, inspect goods and handle shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangements are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $20,030,000, $20,173,000 and $22,900,000 to EBI-Hong Kong for these services in 1999, 1998 and 1997, respectively. The Company paid EBI-Miami $4,151,000 and $3,226,000 for these services in 1999 and 1998. Additionally in 1998, the Company received $3,750,000 from EBI-Miami in exchange for services rendered to EBI-Miami. These services related to the startup of EBI-Miami's operations and included general consulting and training.

The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS OF FORM 8-K


                                                                       PAGE
A.       1.     FINANCIAL STATEMENTS

                Consolidated Balance Sheets                              17
                Consolidated Statements of Earnings                      18
                Consolidated Statements of Cash Flows                    19
                Consolidated Statements of Stockholders' Equity          20
                Notes to Consolidated Financial Statements               21-34
                Report of Independent Auditors                           36
                Selected Quarterly Financial Data                        37


         2.     FINANCIAL STATEMENT SCHEDULE

                Independent Auditors' Report on Schedule                 53
                Schedule II--Valuation and Qualifying Accounts           54


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

         B.         REPORTS ON FORM 8-K

                    None.

         INDEPENDENT AUDITORS' REPORT ON SCHEDULE

         The Board of Directors and Stockholders
         Spiegel, Inc.:

         Under date of February 9, 2000, we reported on the consolidated balance sheets of Spiegel, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 1, 2000, which are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 /s/ KPMG LLP
                                                 KPMG LLP

         Chicago, Illinois
         February 9, 2000

                                                                     SCHEDULE II

                         SPIEGEL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED
                                 ($000s omitted)


                                                       January 1,    January 2,    January 3,
                                                         2000          1999          1998
                                                       ----------    ----------    ----------
         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Balance at beginning of year                  $   11,843     $ 14,922     $ 14,830
           Charged to earnings                             42,590       29,837       13,521
           Reduction for receivables sold                 (17,416)     (10,791)        (235)
           Accounts written off, net of
             recoveries                                    (9,975)     (22,125)     (13,194)
                                                       ----------    ---------   ----------
           Balance at end of year                      $   27,042    $  11,843   $   14,922
                                                       ==========    =========   ==========


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spiegel, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

                                  SPIEGEL, INC.

                                  By:   /s/ Michael R. Moran
                                        Michael R. Moran, Chairman of the Office
                                        of the President and Chief Legal Officer
                                        (Principal Operating Executive Officer)

                                        /s/ James W. Sievers
                                        James W. Sievers, Office of the
                                        President and Chief Financial Officer
                                        (Principal Operating Executive Officer
                                        and Principal Financial Officer)

                                        /s/ D. Skip Behm
                                        D. Skip Behm, Vice President, Controller
                                        (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc. and in the capacities indicated on March 24, 2000.


         Signature                             Title
--------------------------      ------------------------------------------


/s/ Michael R. Moran             Chairman of the Office of the President and
--------------------------       Chief Legal Officer (Principal Operating
Michael R. Moran                 Executive Officer) and Director

/s/ James W. Sievers             Office of the President, Chief Financial
--------------------------       Officer (Principal Operating Executive
James W. Sievers                 Officer and Principal Financial Officer) and
                                 Director

/s/ Thomas Bohlmann              Director
--------------------------
Thomas Bohlmann

/s/ Dr. Michael E. Crusemann     Director
--------------------------
Dr. Michael E. Crusemann

/s/ Richard T. Fersch            Director
--------------------------
Richard T. Fersch

/s/ John W. Irvin                Director
--------------------------
John W. Irvin

/s/ George D. Ittner             Director
--------------------------
George D. Ittner

/s/ Martin Zaepfel               Director
--------------------------
Martin Zaepfel
