Form 10-Q
period 2000-04-01
SPIEGEL INC
filed 2000-05-16
CIK 276641

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

For the quarter ended April 1, 2000
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2000 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,849,244 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SPIEGEL, INC. AND SUBSIDIARIES
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     THIRTEEN WEEKS ENDED APRIL 1, 2000


                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets,
  April 1, 2000, April 3, 1999 and January 1, 2000               3

Consolidated Statements of Earnings,
  Thirteen Weeks Ended
  April 1, 2000 and April 3, 1999                                4

Consolidated Statements of Cash Flows,
  Thirteen Weeks Ended
  April 1, 2000 and April 3, 1999                                5

Notes to Consolidated Financial Statements                       6-7


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  8-13


Item 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                              11-12


PART II - OTHER INFORMATION

Item 5 - Other Information                                       14


                                   2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         Spiegel, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                         ($000s omitted, except per share amounts)


                                                             (unaudited)
                                                        April 1,       April 3,     January 1,
                                                           2000           1999           2000
                                                    ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $    32,686    $    34,204    $    46,023
  Receivables, net                                      871,106        555,162        971,566
  Inventories                                           484,123        502,985        499,413
  Prepaid expenses                                       94,217         89,736        101,915
  Refundable income taxes                                    --         10,877          3,830
  Deferred income taxes                                  41,395         25,960         41,397
                                                    ------------   ------------   ------------
    Total current assets                              1,523,527      1,218,924      1,664,144

Property and equipment, net                             331,143        349,279        333,852
Intangible assets, net                                  147,981        152,941        148,143
Other assets                                             99,079         87,945         95,901
                                                    ------------   ------------   ------------
    Total assets                                    $ 2,101,730    $ 1,809,089    $ 2,242,040
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt                        $   209,464    $    35,714    $   214,464
  Accounts payable and other accrued liabilities        524,122        434,175        644,455
                                                    ------------   ------------   ------------
    Total current liabilities                           733,586        469,889        858,919

Long-term debt, excluding current maturities            531,857        684,322        566,572
Deferred income taxes                                    91,006         26,714         91,409
                                                    ------------   ------------   ------------
    Total liabilities                                 1,356,449      1,180,925      1,516,900

Stockholders' equity:
  Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000 shares;
    14,849,244, 14,791,544 and 14,849,244 shares
    issued and outstanding at April 1, 2000,
    April 3, 1999 and January 1, 2000, respectively      14,849         14,792         14,849
  Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; 117,009,869 shares issued and
    outstanding at April 1, 2000,
    April 3, 1999 and January 1, 2000                   117,010        117,010        117,010
  Additional paid-in capital                            328,984        328,712        328,984
  Accumulated other comprehensive loss:
    Foreign currency translation adjustment              (2,682)        (3,913)        (2,608)
  Retained earnings                                     287,120        171,563        266,905
                                                    ------------   ------------   ------------
    Total stockholders' equity                          745,281        628,164        725,140
                                                    ------------   ------------   ------------
    Total liabilities and stockholders' equity      $ 2,101,730    $ 1,809,089    $ 2,242,040
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

[FN]
See accompanying notes to consolidated financial statements.

                                      3
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  Spiegel, Inc. and Subsidiaries

                  Consolidated Statements of Earnings

                  ($000s omitted, except per share amounts)

                  (unaudited)


                                          Thirteen Weeks Ended
                                       --------------------------
                                           April 1,      April 3,
                                              2000          1999
                                       ------------  ------------
Net sales and other revenues:
Net sales                              $   627,476   $   564,525
Finance revenue                             76,197        50,954
Other revenue                               11,193         9,698
                                       ------------  ------------
                                           714,866       625,177
Cost of sales and operating expenses:
Cost of sales, including buying and
  occupancy expenses                       411,441       384,255
Selling, general and administrative
  expenses                                 256,881       243,650
                                       ------------  ------------
                                           668,322       627,905
                                       ------------  ------------
  Operating income (loss)                   46,544        (2,728)

Interest expense                            14,456        14,242
                                       ------------  ------------

  Earnings (loss) before income taxes       32,088       (16,970)

Income tax provision (benefit)              11,873        (6,958)
                                       ------------  ------------
Net earnings (loss)                    $    20,215   $   (10,012)
                                       ------------  ------------
                                       ------------  ------------
Net earnings (loss) per common share
  Basic and diluted                    $      0.15   $     (0.08)
                                       ------------  ------------
                                       ------------  ------------
Weighted average number of common
  shares outstanding:
Basic                                   131,859,113   131,788,511
                                       ------------  ------------
                                       ------------  ------------
Diluted                                 131,985,828   131,892,452
                                       ------------  ------------
                                       ------------  ------------

[FN]
See accompanying notes to consolidated financial statements.

                                     4
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                    Spiegel, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows

                    ($000s omitted)

                    (unaudited)

                                                               Thirteen Weeks Ended
                                                          ----------------------------
                                                              April 1,        April 3,
                                                                 2000            1999
                                                          ------------    ------------

Cash flows from operating activities:
Net earnings (loss)                                       $    20,215     $   (10,012)
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                                16,480          19,021
  Net gains on sale of receivables                            (15,491)             --
  Change in assets and liabilities,
   net of effects of acquisition:
   (Increase) decrease in receivables, net                    115,951         (11,016)
   (Increase) decrease in inventories                          15,290         (12,070)
    Decrease in prepaid expenses                                7,698           3,654
    Decrease in accounts payable and accrued liabilities     (123,840)       (143,362)
    Increase (decrease) in income taxes                         6,936          (7,986)
                                                          ------------    ------------
  Net cash provided by (used in) operating activities          43,239        (161,771)
                                                          ------------    ------------

Cash flows from investing activities:
Net additions to property and equipment                        (8,481)         (4,613)
Net additions to other assets                                  (8,306)         (2,807)
                                                          ------------    ------------
  Net cash used in investing activities                       (16,787)         (7,420)
                                                          ------------    ------------

Cash flows from financing activities:
Issuance of debt                                              229,000         172,000
Payment of debt                                              (268,715)        (60,714)
Exercise of stock options                                          --             267
                                                          ------------    ------------
  Net cash provided by (used in) financing activities         (39,715)        111,553
                                                          ------------    ------------

Effect of exchange rate on cash                                   (74)            642

Net change in cash and cash equivalents                       (13,337)        (56,996)
Cash and cash equivalents at beginning of year                 46,023          91,200
                                                          ------------    ------------
Cash and cash equivalents at end of period                $    32,686     $    34,204
                                                          ------------    ------------
                                                          ------------    ------------
Supplemental cash flow information:
 Cash paid during the period for:

  Interest                                                $    10,729     $    11,085
                                                          ------------    ------------
                                                          ------------    ------------
  Income taxes                                            $     5,003     $       979
                                                          ------------    ------------
                                                          ------------    ------------

[FN]
See accompanying notes to consolidated financial statements.

                                     5
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             Spiegel, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements
                                    ($000s omitted)
                                      (unaudited)

(1)  Basis of presentation
   The consolidated financial statements included herein are unaudited and have been prepared from the books and records of the Company in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the year ended January 1, 2000. Due to the seasonality of the Company's business, the results for interim periods are not necessarily indicative of the results for the year.


(2)  Reclassifications
   Certain prior period amounts have been reclassified to conform with the 2000 presentation.


(3)  Comprehensive income
   The components of comprehensive income for the thirteen week periods ended April 1, 2000 and April 3, 1999 are as follows:


                               Thirteen Weeks Ended
                            --------------------------
                                April 1,      April 3,
                                   2000          1999
                            ------------  ------------
Net income (loss)           $    20,215   $   (10,012)
Foreign currency
 translation adjustment             (74)          642
                            ------------  ------------
Comprehensive income (loss) $    20,141   $    (9,370)
                            ------------  ------------
                            ------------  ------------




                                   6
------------------------------------------------------------------------------
------------------------------------------------------------------------------

(4) Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consist of the following:


                                    April 1,      April 3,    January 1,
                                       2000          1999          2000
                                ------------  ------------  ------------
Trade payables                  $   154,745   $   134,714   $   225,859
Deposits                            104,690        58,892        79,475
Gift certificates and
  other customer credits             42,407        36,820        49,183
Salaries, wages and
  employee benefits                  49,622        32,642        91,377
General taxes                        70,628        86,564        87,413
Allowance for future returns         24,849        21,434        34,525
Income taxes                          3,507            --            --
Other liabilities                    73,674        63,109        76,623
                                ------------  ------------  ------------
Total accounts and payable and
  accrued liabilities           $   524,122   $   434,175   $   644,455
                                ------------  ------------  ------------
                                ------------  ------------  ------------


(5)  Segment reporting
   Segment revenues and operating profit, including a reconciliation to the Company's consolidated earnings before income taxes, follows:

                                  Thirteen Weeks Ended
                               ---------------------------
                                   April 1,       April 3,
                                      2000           1999
                               ------------  -------------
Revenue:
 Merchandising                 $   682,227    $   609,428
 Bankcard                           32,639         15,749
                               ------------   ------------
Total revenue                  $   714,866    $   625,177
                               ------------   ------------

Operating income (loss):
 Merchandising                 $    29,899    $    (7,054)
 Bankcard                           16,865          4,564
                               ------------   ------------
Total segment operating
  income (loss)                     46,764         (2,490)
Premium on acquisitions               (220)          (238)
                               ------------   ------------
Total operating income (loss)       46,544         (2,728)
Interest expense                    14,456         14,242
                               ------------   ------------
Earnings (loss) before income
 taxes                         $    32,088    $   (16,970)
                               ------------   ------------
                               ------------   ------------

                                       7
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

RESULTS OF OPERATIONS
Net earnings for the thirteen week period ended April 1, 2000 were $20,215, or $0.15 per share basic and diluted, compared to a net loss of $10,012, or $0.08 per share, for the thirteen week period ended April 3, 1999. Net pretax gains related to the sale of receivables of $15,491 favorably impacted the first quarter 2000 results. There were no comparable gains recorded in the 1999 period. Excluding the impact of gains on the sale of receivables, first quarter net earnings increased $20,468, or $0.16 per share, over the comparable last year period. The improved performance was driven primarily by stronger customer response to merchandise offerings and gross margin improvements in the Company's merchandising segment and included a positive contribution from the bankcard segment.


Merchandising segment:

                                  Thirteen Weeks Ended
                               --------------------------
                                   April 1,      April 3,
                                      2000          1999
                               ------------  ------------

Catalog net sales              $   337,715   $   300,407
E-commerce net sales                37,526         7,704
                               ------------  ------------
Total direct net sales             375,241       308,111
Retail net sales                   252,235       256,414
                               ------------  ------------
Total net sales                    627,476       564,525
Finance revenue                     44,511        35,205
Other revenue                       10,240         9,698
                               ------------  ------------
Total revenue                  $   682,227   $   609,428
                               ------------  ------------
Operating income (loss)        $    29,899   $    (7,054)
                               ------------  ------------
% change
Total net sales                        11%            6%
Comparable-store sales                  0%            4%
Total revenue                          12%            6%
                               ------------  ------------
Gross profit margin
  (% of total net sales)             34.5%         32.0%
SG&A expenses
  (% of total revenue)               35.3%         38.1%
Operating income
  (% of total revenue)                4.4%        (1.2)%
                               ------------  ------------


                                     8
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Thirteen weeks ended April 1, 2000 compared to thirteen weeks ended
April 3, 1999
---------------------------------------------------------------------
Operating income for the merchandising segment increased $36,953 in the thirteen weeks ended April 1, 2000 compared to the thirteen weeks ended April 3, 1999. Eddie Bauer, Newport News and Spiegel each improved upon the prior year results, supported by profitable growth in the FCNB Preferred credit operations. Key factors contributing to the progress included improved gross margin performance on increased sales and an improved expense ratio relative to sales.

Total merchandising revenue increased $72,799 in the thirteen weeks ended April 1, 2000 compared to the same period last year, driven by an 11 percent increase in net sales and a 26 percent increase in finance revenue.

The net sales improvement included a 12 percent increase in total catalog net sales accompanied by a 387 percent increase in e-commerce net sales. Each merchant division achieved growth in catalog and e-commerce net sales, reflecting strong customer response to merchandise offerings on increased catalog circulation and expanded e-commerce marketing efforts. Retail net sales decreased 2 percent in the first quarter of 2000, reflecting flat Eddie Bauer comparable-store sales, a decline in outlet stores sales and the effect of financial adjustments.

Finance revenue increased 26 percent in the thirteen weeks ended April 1, 2000 compared to the prior year period primarily due to an $8,643 net pretax gain recognized related to the sale of receivables as well as growth in the FCNB Preferred charge portfolio. There were no comparable gains recorded in the 1999 period. Higher sales at each merchant division accompanied by an increase in customer utilization of the private-label credit programs drove growth in the FCNB Preferred charge portfolio.

Merchandising gross profit margin on net sales increased 250 basis points to
34.5 percent for the thirteen weeks ended April 1, 2000 from 32.0 percent for the comparable 1999 period. The favorable margin performance, driven by Eddie Bauer and Spiegel, resulted from stronger customer response to merchandise offerings and, in turn, lower markdowns compared to last year. The margin rate also benefited from a higher mix of apparel sales compared to last year, particularly private-label product, in addition to improvements in sourcing and inventory flows. Total inventories at quarter-end were down 4 percent compared to last year.

The selling, general and administrative expense ratio benefited from the increase in revenue ending the period at 35.3 percent of total revenue compared to 38.1 percent in the comparable period last year. Ongoing cost control measures and higher productivity on catalog production costs contributed to the improvement.


                                     9
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Bankcard segment:

                                  Thirteen Weeks Ended
                               ---------------------------
                                   April 1,       April 3,
                                      2000           1999
                               ------------   ------------
Total revenue                  $    32,639    $    15,749

Operating income               $    16,865    $     4,564
                               ------------   ------------

Thirteen weeks ended April 1, 2000 compared to thirteen weeks ended
April 3, 1999
---------------------------------------------------------------------------
Bankcard revenue increased significantly in the thirteen weeks ended
April 1, 2000 compared to the prior year period, driven by substantial growth in the receivable portfolio. Average bankcard receivables serviced in the first quarter increased 61 percent over the comparable period last year with a corresponding increase in average receivables sold. A higher level of receivables sold resulted in a volume-related increase in the net excess recognized as finance revenue from these off-balance-sheet receivables. The net excess was also positively impacted by a shift in the portfolio mix to lower-risk credit products which resulted in reduced delinquencies and, in turn, lower charge-off rates compared to the prior year. Net pretax gains on the sale of receivables of $6,848 were recognized in finance revenue in the first quarter of 2000. There were no comparable gains recorded in the 1999 period.

Bankcard operating income improved in the first quarter of 2000 compared to the prior year period, reflecting the aforementioned increase in revenue. Contributing to the progress was the favorable impact of improved delinquency trends realized in the portfolio, offset slightly by an increase in costs associated with new customer acquisition.


INTEREST EXPENSE
Interest expense was $14,456 and $14,242 for the thirteen weeks ended
April 1, 2000 and April 3, 1999, respectively.   The slight increase in
interest expense reflected higher average debt levels driven by funding requirements to support customer receivable growth, essentially offset by lower average borrowing rates.


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


                                    10
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $1,811,980 at April 1, 2000, $1,367,730 at April 3, 1999 and $1,639,981 at January 1, 2000.

Net cash provided by operating activities totaled $43,239 for the thirteen weeks ended April 1, 2000 compared to net cash used by operating activities of $161,771 for the thirteen weeks ended April 3, 1999. The $205,010 improvement was due primarily to the securitization of customer receivables, offset somewhat by cash used to fund growth in the credit portfolios. In total, receivables and the related securitization activity increased cash provided by a net $126,967. Excluding receivables, net cash provided by operating activities increased $78,043 over the prior year period. Improved operating results and strong inventory controls drove the improvement. Total inventories at quarter-end were down 4 percent compared to last year despite an 11 percent increase in net sales.

Net cash used in investing activities for the first quarter totaled $16,787 compared to $7,420 in the prior year period. Expenditures in the current year were comprised primarily of Eddie Bauer retail store expansion and remodeling, distribution facility upgrades and information technology related projects. Also included was the acquisition of Clifford & Wills, a women's apparel catalog, from J. Crew, Inc. in February 2000. Expenditures in the comparable 1999 period were primarily related to Eddie Bauer retail store expansion and remodeling.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, securitizations of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.


MARKET RISK
The Company is exposed to market risk from changes in interest rates, the securitization of customer receivables and, to a lesser extent, foreign currency exchange rate fluctuations. In seeking to minimize risk, the Company manages exposure through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's first quarter 2000 interest expense would have changed by approximately $326. In addition, derivative financial instruments are utilized occasionally to reach the Company's targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions.
The notional principal amounts of the Company's interest rate swap agreements totaled $58,571 at April 1, 2000.

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to limit any material market risk exposure to its consolidated financial statements at April 1, 2000.


                                   11
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Securitizations:
In conjunction with its asset-backed securitizations, the Company recognizes gains representing the present value of estimated future cash flows the Company will receive over the estimated outstanding period of the asset securitization. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the return paid to certificate holders, contractual servicing fees, and credit losses along with the future finance charges and principal collections related to interests in the customer receivables retained by the Company. These estimates are calculated utilizing the current performance trends of the receivable portfolios. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control, and, as a result, could materially change in the near term.

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


                                    12
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS
This report contains statements that are forward-looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Potential risks and uncertainties include, but are not limited to, factors such as the financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, state and federal laws and regulations related to offering and extending credit, risks associated with collections on the Company's credit card portfolios, interest rate fluctuations, postal rate increases, paper or printing costs, the success of planned merchandising, advertising, marketing and promotional campaigns, as well as other risks indicated in other filings with the Securities and Exchange Commission such as the Company's most recent Form 10-K.


                                    13
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             Spiegel, Inc. and Subsidiaries

PART II - OTHER INFORMATION

Item 5.  Other information

On April 25, 2000, the Company announced through press release the resumption of quarterly dividend payments to shareholders. The board of directors declared a quarterly dividend of four cents per share on the Company's common stock payable on May 15, 2000 to stockholders of record on May 8, 2000.


                                   14
------------------------------------------------------------------------------
------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

   /s/ James W. Sievers     Office of the President,        May 16, 2000
       James W. Sievers     Chief Financial Officer
                           (Principal Operating
                            Executive Officer and
                            Principal Financial Officer)


   /s/ D. Skip Behm         Vice President - Controller     May 16, 2000
       D. Skip Behm        (Principal Accounting Officer
                            and duly authorized officer of
                            the Registrant)



                                   15
------------------------------------------------------------------------------
------------------------------------------------------------------------------