Form 10-Q
period 2000-07-01
SPIEGEL INC
filed 2000-08-15
CIK 276641

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 1, 2000
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,854,244 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Thirteen and Twenty-six Weeks Ended July 1, 2000



                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets,
  July 1, 2000, July 3, 1999 and January 1, 2000                 3

Consolidated Statements of Earnings,
  Thirteen and Twenty-six Weeks Ended
  July 1, 2000 and July 3, 1999                                  4

Consolidated Statements of Cash Flows,
  Twenty-six Weeks Ended July 1, 2000 and July 3, 1999           5

Notes to Consolidated Financial Statements                       6-8


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  9-16


Item 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                              15-16



                                   2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($000s omitted, except per share amounts)


                                                     (unaudited)    (unaudited)
                                                        July 1,        July 3,     January 1,
                                                           2000           1999           2000
                                                    ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $    32,411    $    25,967    $    46,023
  Receivables, net                                    1,014,772        633,718        971,566
  Inventories                                           507,220        491,896        499,413
  Prepaid expenses                                      113,209         98,463        101,915
  Refundable income taxes                                    --         11,041          3,830
  Deferred income taxes                                  41,380         25,974         41,397
                                                    ------------   ------------   ------------
    Total current assets                              1,708,992      1,287,059      1,664,144

Property and equipment, net                             332,912        341,649        333,852
Intangible assets, net                                  147,111        151,941        148,143
Other assets                                            108,984         86,780         95,901
                                                    ------------   ------------   ------------
    Total Assets                                    $ 2,297,999    $ 1,867,429    $ 2,242,040
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt                        $   125,714     $  184,464     $  214,464
  Accounts payable and accrued liabilities              573,590        478,006        644,455
                                                    ------------   ------------   ------------
    Total current liabilities                           699,304        662,470        858,919

Long-term debt, excluding current maturities            741,857        521,572        566,572
Deferred income taxes                                    91,449         38,132         91,409
                                                    ------------   ------------   ------------
    Total liabilities                                 1,532,610      1,222,174      1,516,900

Stockholders' equity:
  Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000 shares;
    14,854,244, 14,791,844 and 14,849,244 shares
    issued and outstanding at July 1, 2000,
    July 3, 1999 and January 1, 2000,
    respectively                                         14,854         14,792         14,849
  Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; 117,009,869 shares issued and
    outstanding at July 1, 2000,
    July 3, 1999 and January 1, 2000                    117,010        117,010        117,010
  Additional paid-in capital                            329,012        328,713        328,984
  Accumulated other comprehensive loss:
    Foreign currency translation adjustment              (3,174)        (3,304)        (2,608)
  Retained earnings                                     307,687        188,044        266,905
                                                    ------------   ------------   ------------
    Total stockholders' equity                          765,389        645,255        725,140
                                                    ------------   ------------   ------------
    Total liabilities and stockholders' equity      $ 2,297,999    $ 1,867,429    $ 2,242,040
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

See accompanying notes to consolidated financial statements.

                                   3
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
($000s omitted, except per share amounts)
(unaudited)


                                          Thirteen Weeks Ended         Twenty-six Weeks Ended
                                       --------------------------    --------------------------
                                           July 1,       July 3,         July 1,       July 3,
                                              2000          1999            2000          1999
                                       ------------  ------------    ------------  ------------
Net sales and other revenues:
Net sales                              $   711,770    $  681,331     $ 1,339,247   $ 1,245,856
Finance revenue                             80,610        57,722         156,807       108,676
Other revenue                               13,558        12,900          24,751        22,598
                                       ------------   -----------    ------------  ------------
                                           805,938       751,953       1,520,805     1,377,130
Cost of sales and operating expenses:
Cost of sales, including buying and
  occupancy expenses                       434,443       438,565         845,884       822,820
Selling, general and administrative
  expenses                                 314,920       270,361         571,802       514,011
                                       ------------   -----------    ------------  ------------
                                           749,363       708,926       1,417,686     1,336,831
                                       ------------   -----------    ------------  ------------
  Operating income                          56,575        43,027         103,119        40,299

Interest expense                            15,559        15,094          30,015        29,336
                                       ------------   -----------    ------------  ------------

  Earnings before income taxes              41,016        27,933          73,104        10,963

Income tax provision                        15,176        11,453          27,049         4,495
                                       ------------   -----------    ------------  ------------

Net earnings                           $    25,840    $   16,480     $    46,055   $     6,468
                                       ------------   -----------    ------------  ------------
                                       ------------   -----------    ------------  ------------
Net earnings per common share:
Basic and diluted                      $      0.20    $     0.13     $      0.35   $      0.05
                                       ------------   -----------    ------------  ------------
                                       ------------   -----------    ------------  ------------
Weighted average number of common
  shares outstanding:
Basic                                  131,859,388    131,801,423    131,859,250   131,794,967
                                       ------------   ------------   ------------  ------------
                                       ------------   ------------   ------------  ------------
Diluted                                131,981,831    131,911,572    131,983,364   131,902,246
                                       ------------   ------------   ------------  ------------
                                       ------------   ------------   ------------  ------------



See accompanying notes to consolidated financial statements.


                                     4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($000s omitted)
(unaudited)

                                                               Twenty-six Weeks Ended
                                                                July 1,         July 3,
                                                                   2000            1999
                                                            ------------    ------------

Cash flows from operating activities:
Net earnings                                                $    46,055     $     6,468
Adjustments to reconcile net earnings to
  net cash used in operating activities:
  Depreciation and amortization                                  33,534          38,245
  Net gains on sale of receivables                              (23,655)             --
  Change in assets and liabilities,
   net of effects of acquisition:
    Increase in receivables, net                                (19,551)        (89,572)
    Increase in inventories                                      (7,807)           (981)
    Increase in prepaid expenses                                (11,294)         (5,073)
    Decrease in accounts payable and accrued liabilities        (73,071)        (99,531)
    Increase in income taxes                                      6,094           3,254
                                                            ------------    ------------
  Net cash used in operating activities                         (49,695)       (147,190)
                                                            ------------    ------------

Cash flows from investing activities:
Net additions to property and equipment                         (21,407)        (10,794)
Net additions to other assets                                   (23,238)         (6,054)
                                                            ------------    ------------
  Net cash used in investing activities                         (44,645)        (16,848)
                                                            ------------    ------------

Cash flows from financing activities:
Issuance of debt                                                246,000         158,000
Payment of debt                                                (159,465)        (60,714)
Payment of dividends                                             (5,274)             --
Exercise of stock options                                            33             268
                                                            ------------    ------------
  Net cash provided by financing activities                      81,294          97,554
                                                            ------------    ------------

Effect of exchange rate on cash                                    (566)          1,251

Net change in cash and cash equivalents                         (13,612)        (65,233)
Cash and cash equivalents at beginning of year                   46,023          91,200
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $    32,411     $    25,967
                                                            ------------    ------------
                                                            ------------    ------------
Supplemental cash flow information:
 Cash paid during the period for:

  Interest                                                  $    30,637     $    30,063
                                                            ------------    ------------
                                                            ------------    ------------
  Income taxes                                              $    21,206     $     1,813
                                                            ------------    ------------
                                                            ------------    ------------


See accompanying notes to consolidated financial statements.


                                     5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($000s omitted)
(unaudited)


(1)  Basis of presentation
The consolidated financial statements included herein are unaudited and have been prepared from the books and records of the Company in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the fiscal year ended January 1, 2000. Due to the seasonality of the Company's business, results for interim periods are not necessarily indicative of the results for the year.

(2)  Debt
In June 2000, the Company amended its existing revolving credit agreement to increase the commitment from $500,000 to $750,000. The current commitment is comprised of two components including a $600,000 long-term agreement maturing in July 2003 and a $150,000 364 day agreement maturing in June 2001. Additionally, in conjunction with the maturity of certain senior and subordinated term indebtedness, the Company entered into four new senior term loan agreements totaling $95,000, due June 2005 through June 2007.

(3)  Dividends
In the second quarter of 2000, the Company resumed payment of quarterly dividends to shareholders. A quarterly dividend of four cents per share totaling $5,274 was paid on May 15, 2000 to shareholders of record on May 8, 2000.


                                   6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(4)  Comprehensive income
The components of comprehensive income for the thirteen- and twenty-six week periods ended July 1, 2000 and July 3, 1999 are as follows:


                               Thirteen Weeks Ended       Twenty-six Weeks Ended
                            --------------------------  --------------------------
                                July 1,       July 3,       July 1,       July 3,
                                   2000          1999          2000          1999
                            ------------  ------------  ------------  ------------
Net income                  $    25,840   $    16,480   $    46,055   $     6,468
Foreign currency
 translation adjustment            (492)          609          (566)        1,251
                            ------------  ------------  ------------  ------------
Comprehensive income        $    25,348   $    17,089   $    45,489   $     7,719
                            ------------  ------------  ------------  ------------
                            ------------  ------------  ------------  ------------



(5) Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consist of the following:


                                    July 1,       July 3,    January 1,
                                       2000          1999          2000
                                ------------  ------------  ------------
Trade payables                  $   186,685   $   169,418   $   225,859
Deposits                            122,513        73,467        79,475
Gift certificates and
  other customer credits             40,224        34,514        49,183
Salaries, wages and
  employee benefits                  63,716        34,218        91,377
General taxes                        62,965        83,979        87,413
Allowance for future returns         24,585        24,625        34,525
Income taxes                          2,207            --            --
Other liabilities                    70,695        57,785        76,623
                                ------------  ------------  ------------
Total accounts payable and
  accrued liabilities           $   573,590   $   478,006   $   644,455
                                ------------  ------------  ------------
                                ------------  ------------  ------------



                                   7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(6)  Segment reporting
Segment revenues and operating profit, including a reconciliation to the Company's consolidated earnings before income taxes, follows:

                                  Thirteen Weeks Ended       Twenty-six Weeks Ended
                               --------------------------  --------------------------
                                   July 1,       July 3,        July 1,       July 3,
                                      2000          1999          2000          1999
                               ------------  ------------  ------------  ------------
Revenue:
 Merchandising                 $   772,457   $   734,666   $ 1,454,685   $ 1,344,094
 Bankcard                           33,481        17,287        66,120        33,036
                               ------------  ------------  ------------  ------------
Total revenue                  $   805,938   $   751,953   $ 1,520,805   $ 1,377,130
                               ------------  ------------  ------------  ------------

Operating income:
 Merchandising                 $    48,045   $    43,203   $    77,944   $    36,149
 Bankcard                            9,304           854        26,169         5,418
                               ------------  ------------  ------------  ------------
Total segment operating
  income                            57,349        44,057       104,113        41,567
Premium on acquisitions               (774)       (1,030)         (994)       (1,268)
                               ------------  ------------  ------------  ------------
Total operating income              56,575        43,027       103,119        40,299
Interest expense                    15,559        15,094        30,015        29,336
                               ------------  ------------  ------------  ------------
Earnings before income
 taxes                         $    41,016   $    27,933   $    73,104   $    10,963
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------

                                       8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

RESULTS OF OPERATIONS

Net earnings for the thirteen week period ended July 1, 2000 were $25,840, or $0.20 per share basic and diluted, compared to $16,480, or $0.13 per share basic and diluted, for the thirteen week period ended July 3, 1999. The second quarter 2000 results included net pretax gains related to the sale of receivables of $8,164. There were no comparable gains recorded in the 1999 period. The earnings improvement reflects the favorable performance of the Company's bankcard segment. Positive sales and margin performance in the Company's merchandising segment was offset by increases in expenses related to investment in e-commerce marketing initiatives and site enhancements coupled with planned increases in customer acquisition catalogs.

Net earnings for the twenty-six week period ended July 1, 2000 were $46,055, or $0.35 per share basic and diluted, compared to $6,468, or $0.05 per share basic and diluted, for the twenty-six week period ended July 3, 1999. The current year period included net pretax gains related to the sale of receivables of $23,655. There were no comparable gains recorded in the 1999 period. The improved performance was driven primarily by stronger customer response to merchandise offerings and gross margin improvements in the Company's merchandising segment and included a positive contribution from the bankcard segment.


                                     9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Merchandising segment:

                                  Thirteen Weeks Ended       Twenty-six Weeks Ended
                               --------------------------   --------------------------
                                   July 1,       July 3,        July 1,       July 3,
                                      2000          1999           2000          1999
                               ------------  ------------   ------------  ------------

Catalog net sales              $   364,205   $   369,237    $   702,680   $   669,654
E-commerce net sales                46,390         9,655         83,156        17,349
                               ------------  ------------   ------------  ------------
Total direct net sales             410,595       378,892        785,836       687,003
Retail net sales                   301,175       302,439        553,411       558,853
                               ------------  ------------   ------------  ------------
Total net sales                    711,770       681,331      1,339,247     1,245,856
Finance revenue                     48,724        40,435         93,235        75,640
Other revenue                       11,963        12,900         22,203        22,598
                               ------------  ------------   ------------  ------------
Total revenue                  $   772,457   $   734,666    $ 1,454,685   $ 1,344,094
                               ------------  ------------   ------------  ------------
Operating income               $    48,045   $    43,203    $    77,944   $    36,149
                               ------------  ------------   ------------  ------------
% change
Total net sales                         4%           10%             7%            8%
Comparable-store sales                 (5)%           7%            (3)%           6%
Total revenue                           5%           11%             8%            9%
                               ------------  ------------   ------------  ------------
Gross profit margin
  (% of total net sales)             39.0%         35.7%          36.9%         34.0%
SG&A expenses
  (% of total revenue)               37.6%         34.4%          36.5%         36.1%
Operating income
  (% of total revenue)                6.2%          5.9%           5.4%          2.7%
                               ------------  ------------   ------------  ------------



Thirteen weeks ended July 1, 2000 compared to thirteen weeks ended July 3, 1999
--------------------------------------------------------------------------------
Operating income for the merchandising segment increased to $48,045 in the thirteen weeks ended July 1, 2000 compared to $43,203 for the thirteen weeks ended July 3, 1999. Net pretax gains related to the sale of receivables of $5,004 favorably impacted the second quarter 2000 results. There were no comparable gains recorded in the 1999 period. Excluding the impact of the receivable gains, the merchandising segment's performance was essentially flat to last year. Positive sales and margin improvements were offset by increases in expenses related to investment in e-commerce marketing initiatives and site enhancements coupled with planned increases in customer acquisition catalogs.

Total merchandising revenue increased $37,791 in the thirteen weeks ended July 1, 2000 compared to the same period last year, driven by a 4 percent increase in net sales and a 20 percent increase in finance revenue.


                                    10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total direct net sales, comprised of catalog and e-commerce net sales, drove the increase in net sales over the prior year period. E-commerce net sales continued to grow at a rapid pace at each merchant division, rising 380 percent to $46,390, or 7 percent of total net sales, compared to $9,655, or 1 percent of total net sales, in the prior year period. Catalog net sales declined 1 percent in the second quarter compared to the prior year period. Growth at Spiegel and Newport News, driven by strong customer response to merchandise offerings on increased catalog circulation, was more than offset by declines at Eddie Bauer. Retail net sales were flat for the second quarter of 2000, reflecting a 5 percent decline in Eddie Bauer comparable-store sales offset by an increase in outlet stores sales and the effect of financial adjustments. Overall, Eddie Bauer experienced lackluster customer response to its spring/summer merchandise offerings in the period.

Finance revenue increased 20 percent in the thirteen weeks ended July 1, 2000 compared to the prior year period due to a $5,004 net pretax gain recognized related to the sale of receivables and growth in the FCNB Preferred charge portfolio. There were no comparable gains recorded in the 1999 period. Average FCNB Preferred receivables serviced for the quarter increased 32 percent, reflecting sales growth at Spiegel and Newport News accompanied by an increase in customer utilization of the private-label credit programs.

Merchandising gross profit margin on net sales increased 330 basis points to
39.0 percent for the thirteen weeks ended July 1, 2000 from 35.7 percent for the comparable 1999 period. The favorable margin performance resulted primarily from higher initial profits and a shift in the sales mix towards higher-margin
apparel and private-label products.   While each merchant division contributed
to the margin improvement, Spiegel achieved particularly strong margin growth benefiting from stronger customer response to merchandise offerings and, in turn, lower markdowns compared to last year. Total inventories at quarter-end were 3 percent higher than last year.

The selling, general and administrative expense ratio increased 320 basis points to 37.6 percent of total revenue compared to 34.4 percent in the same period last year. This increase was primarily due to investments in e-commerce marketing initiatives and site enhancements coupled with planned increases in customer acquisition catalogs.


Twenty-six weeks ended July 1, 2000 compared to twenty-six weeks ended
July 3, 1999
--------------------------------------------------------------------------------
Operating income for the merchandising segment increased $41,795 in the twenty-six weeks ended July 1, 2000 to $77,944 compared to $36,149 for the prior year period. Net pretax gains related to the sale of receivables of $13,647 favorably impacted the 2000 period results. There were no comparable gains recorded in the 1999 period. Improved gross margin performance on increased sales drove the progress in the current year period. The merchandising segment also benefited from a positive earnings contribution from the FCNB Preferred charge programs.


                                    11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Total merchandising revenue for the twenty-six weeks ended July 1, 2000 increased $110,591, or 8 percent, compared to the same period last year. The growth in revenue was primarily attributable to a 7 percent increase in net sales and a 23 percent increase in finance revenue.

Total direct net sales, comprised of catalog and e-commerce net sales, drove the increase in net sales over the prior year period. E-commerce net sales continued to grow at a rapid pace at each merchant division, rising 379 percent to $83,156, or 6 percent of total net sales, compared to $17,349, or 1 percent of total net sales, in the prior year period. Catalog net sales increased 5 percent in the current year period as growth at Spiegel and Newport News, driven by strong customer response to merchandise offerings on increased catalog circulation, outpaced declines realized at Eddie Bauer. Retail net sales decreased 1 percent in the period, reflecting a 3 percent decline in Eddie Bauer comparable-store sales, somewhat offset by strong outlet store sales.

Finance revenue increased 23 percent in the twenty-six weeks ended July 1, 2000 compared to the prior year period due to a $13,647 net pretax gain recognized related to the sale of receivables and growth in the FCNB Preferred charge portfolio. There were no comparable gains recorded in the 1999 period.
Average Preferred receivables serviced for the period increased 29 percent, reflecting sales growth at Spiegel and Newport News accompanied by an increase in customer utilization of the private-label credit programs.

Merchandising gross profit margin on net sales increased 290 basis points to
36.9 percent for the twenty-six weeks ended July 1, 2000 from 34.0 percent for the comparable 1999 period. The favorable margin performance resulted primarily from higher initial profits and a shift in the sales mix towards higher-margin
apparel and private-label products.   While each merchant division contributed
to the margin improvement, Spiegel achieved particularly strong margin growth benefiting from stronger customer response to merchandise offerings and, in turn, lower markdowns compared to last year. Total inventories ended the period 3 percent higher than last-year levels.

The selling, general and administrative expense ratio increased slightly to
36.5 percent of total revenue compared to 36.1 percent in the same period last year. This increase was primarily due to investments in e-commerce marketing initiatives and site enhancements coupled with planned increases in customer acquisition catalogs.


                                    12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Bankcard segment:

                                  Thirteen Weeks Ended        Twenty-six Weeks Ended
                               ---------------------------   --------------------------
                                   July 1,        July 3,        July 1,       July 3,
                                      2000           1999           2000          1999
                               ------------   ------------   ------------  ------------
Total revenue                  $    33,481    $    17,287    $    66,120   $    33,036

Operating income               $     9,304    $       854    $    26,169   $     5,418
                               ------------   ------------   ------------  ------------


Thirteen weeks ended July 1, 2000 compared to thirteen weeks ended July 3, 1999
--------------------------------------------------------------------------------
Bankcard revenue increased significantly in the thirteen weeks ended
July 1, 2000 compared to the prior year period, driven by substantial growth in the receivable portfolio. Average bankcard receivables serviced in the second quarter increased 67 percent over the comparable period last year with a corresponding increase in average receivables sold. The increase in receivables sold led to an increase in the net excess recognized as finance revenue from these sold receivables. The net excess represents the residual amount of finance charges and fees over the sum of the return paid to certificate holders, contractual servicing fees, and credit losses. The net excess also was positively impacted by a shift in the portfolio mix to lower-risk credit products which resulted in reduced delinquencies and, in turn, lower charge-off rates compared to the prior year. Net pretax gains on the sale of receivables of $3,160 were recognized in finance revenue in the second quarter of 2000. There were no comparable gains recorded in the 1999 period.

Bankcard operating income improved in the second quarter of 2000 compared to the prior year period, reflecting strong growth and favorable operating trends. The bankcard segment continues to benefit from improved charge-off and delinquency trends realized in the credit portfolio.


Twenty-six weeks ended July 1, 2000 compared to twenty-six weeks ended
July 3, 1999
--------------------------------------------------------------------------------
Bankcard revenue more than doubled in the first half of fiscal 2000 compared to the prior year period, driven by substantial growth in the receivable portfolio. Average bankcard receivables serviced increased 64 percent over the comparable period last year with a corresponding increase in average receivables sold. The increase in receivables sold led to an increase in the net excess recognized as finance revenue from these sold receivables. The net excess represents the residual amount of finance charges and fees over the sum of the return paid to certificate holders, contractual servicing fees, and credit losses. The net excess also was positively impacted by a shift in the portfolio mix to lower-risk credit products which resulted in reduced delinquencies and, in turn, lower charge-off rates compared to the prior year. Net pretax gains on the sale of receivables of $10,008 were recognized in finance revenue in the current year period. There were no comparable gains recorded in the 1999 period.

Bankcard operating income improved significantly in the twenty-six weeks ended July 1, 2000 compared to the prior year period, reflecting strong growth and favorable operating trends. Contributing to the progress was the favorable impact of improved delinquency and charge-off trends realized in the credit portfolio, offset slightly by an increase in costs associated with new customer acquisition.


                                   13
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Interest expense:
Interest expense was $30,015 for the twenty-six weeks ended July 1, 2000 versus $29,336 for the comparable period last year. The increase in interest expense resulted primarily from higher average debt levels compared to the prior year, driven by funding requirements to support customer receivable growth. The Company realized lower average interest rates in total for the period despite increases in LIBOR rates, primarily due to a decrease in debt-related fees recognized in the current year period.


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


LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $1,888,982 at July 1, 2000, $1,392,730 at July 3, 1999 and $1,639,981 at January 1, 2000.

Net cash used by operating activities totaled $49,695 and $147,190 for the twenty-six week periods ended July 1, 2000 and July 3, 1999, respectively. Cash provided by securitization activity increased $277,001 over the prior year period, minimizing the need to fund the significant growth in customer receivables through other sources. Excluding receivables, net cash flow from operations improved $27,474 compared to the prior year. Favorable operating results and cash provided by the issuance of jumbo certificates of deposit by the Company's special purpose bank drove the improvement, offset somewhat by increased investment in inventories to support sales growth. Total inventories ended the period 3 percent higher than last year levels.

Net cash used in investing activities totaled $44,645 for the twenty-six weeks ended July 1, 2000 compared to $16,848 in the prior year period. Expenditures in the current year were comprised primarily of Eddie Bauer retail store expansion and remodeling, distribution facility upgrades and information technology related projects. Expenditures in the comparable 1999 period were primarily related to Eddie Bauer retail store expansion and remodeling.

In April 2000, the Company announced it would resume payments of quarterly dividends to shareholders. On May 15, 2000, the Company made a quarterly dividend payment of four cents per share totaling $5,274 to shareholders of record on May 8, 2000.


                                    14
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under its existing credit facilities, securitizations of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.


MARKET RISK
The Company is exposed to market risk from changes in interest rates, the securitization of customer receivables and, to a lesser extent, foreign currency exchange rate fluctuations. In seeking to minimize risk, the Company manages exposure through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for speculative purposes and is not party to any leveraged financial instruments.

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's second quarter 2000 interest expense would have changed by approximately $413. In addition, derivative financial instruments are utilized occasionally to reach the Company's targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $58,571 at July 1, 2000.

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to limit any material market risk exposure to its consolidated financial statements at July 1, 2000.

Securitizations:
In conjunction with its asset-backed securitizations, the Company recognizes gains representing the present value of estimated future net cash flows the Company will receive over the estimated outstanding period of the asset securitization. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the return paid to certificate holders, contractual servicing fees, and credit losses along with the future finance charges and principal collections related to interests in the customer receivables retained by the Company. These estimates are calculated utilizing the current performance trends of the receivable portfolios. Certain estimates inherent in determining the present value of these estimated future net cash flows are influenced by factors outside the Company's control, and, as a result, could materially change in the near term.


                                     15
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is studying the statements to determine the effect on the consolidated financial position or results of operations, if any. The Company will adopt SFAS No. 133 and SFAS No. 138, as required, in fiscal year 2001.


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


                                 16
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

   /s/ James W. Sievers     Office of the President,        August 15, 2000
       James W. Sievers     Chief Financial Officer
                           (Principal Operating
                            Executive Officer and
                            Principal Financial
                            and Accounting Officer)



