Form 10-Q
period 2000-09-30
SPIEGEL INC
filed 2000-11-14
CIK 276641

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2000
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,854,244 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Thirteen and Thirty-nine Weeks Ended September 30, 2000



                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets,
  September 30, 2000, October 2, 1999 and January 1, 2000             3

Consolidated Statements of Earnings,
  Thirteen and Thirty-nine Weeks Ended
  September 30, 2000 and October 2, 1999                              4

Consolidated Statements of Cash Flows,
  Thirty-nine Weeks Ended September 30, 2000 and October 2, 1999      5

Notes to Consolidated Financial Statements                          6-7


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                    8-13


Item 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                                  12



                                   2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($000s omitted, except per share amounts)


                                                     (unaudited)    (unaudited)
                                                   September 30,     October 2,     January 1,
                                                           2000           1999           2000
                                                   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $     48,189    $    58,024    $    46,023
  Receivables, net                                    1,066,296        750,125        971,566
  Inventories                                           649,806        587,475        499,413
  Prepaid expenses                                      118,140        111,877        101,915
  Refundable income taxes                                    --         11,845          3,830
  Deferred income taxes                                  41,370         25,969         41,397
                                                   -------------   ------------   ------------
    Total current assets                              1,923,801      1,545,315      1,664,144

Property and equipment, net                             334,023        336,391        333,852
Intangible assets, net                                  146,656        150,070        148,143
Other assets                                            117,685         90,059         95,901
                                                   -------------   ------------   ------------
    Total Assets                                   $  2,522,165    $ 2,121,835    $ 2,242,040
                                                   -------------   ------------   ------------
                                                   -------------   ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt                       $    125,714    $   209,464    $   214,464
  Accounts payable and other accrued liabilities        654,676        506,339        644,455
                                                   -------------   ------------   ------------
    Total current liabilities                           780,390        715,803        858,919

Long-term debt, excluding current maturities            877,857        715,572        566,572
Deferred income taxes                                    91,473         41,002         91,409
                                                   -------------   ------------   ------------
    Total liabilities                                 1,749,720      1,472,377      1,516,900

Stockholders' equity:
  Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000 shares;
    14,854,244, 14,837,844 and 14,849,244 shares
    issued and outstanding at September 30, 2000,
    October 2, 1999 and January 1, 2000,
    respectively                                         14,854         14,838         14,849
  Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; 117,009,869 shares issued and
    outstanding at September 30, 2000,
    October 2, 1999 and January 1, 2000                 117,010        117,010        117,010
  Additional paid-in capital                            329,012        328,904        328,984
  Accumulated other comprehensive loss:
    Foreign currency translation adjustment              (4,315)        (3,530)        (2,608)
  Retained earnings                                     315,884        192,236        266,905
                                                   -------------   ------------   ------------
    Total stockholders' equity                          772,445        649,458        725,140
                                                   -------------   ------------   ------------
    Total liabilities and stockholders' equity     $  2,522,165    $ 2,121,835    $ 2,242,040
                                                   -------------   ------------   ------------
                                                   -------------   ------------   ------------

See accompanying notes to consolidated financial statements.

                                   3
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
($000s omitted, except per share amounts)
(unaudited)


                                         Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                      ----------------------------   ---------------------------
                                      September 30,     October 2,   September 30,    October 2,
                                              2000           1999            2000          1999
                                      -------------   ------------   -------------  ------------
Net sales and other revenues:
Net sales                             $    644,006    $   635,112    $  1,983,253   $ 1,880,968
Finance revenue                            102,938         61,754         259,745       170,430
Other revenue                               10,659          9,764          35,410        32,362
                                      -------------   ------------   -------------  ------------
                                           757,603        706,630       2,278,408     2,083,760
                                      -------------   ------------   -------------  ------------
Cost of sales and operating expenses:
Cost of sales, including buying and
  occupancy expenses                       421,100        414,730       1,266,984     1,237,550
Selling, general and administrative
  expenses                                 292,930        267,199         864,732       781,210
                                      -------------   ------------   -------------  ------------
                                           714,030        681,929       2,131,716     2,018,760
                                      -------------   ------------   -------------  ------------
  Operating income                          43,573         24,701         146,692        65,000

Interest expense                            22,191         17,595          52,206        46,931
                                      -------------   ------------   -------------  ------------

  Earnings before income taxes              21,382          7,106          94,486        18,069

Income tax provision                         7,911          2,913          34,960         7,408
                                      -------------   ------------   -------------  ------------

Net earnings                          $     13,471    $     4,193    $     59,526   $    10,661
                                      -------------   ------------   -------------  ------------
                                      -------------   ------------   -------------  ------------
Net earnings per common share:
Basic and diluted                     $       0.10    $      0.03    $       0.45   $      0.08
                                      -------------   ------------   -------------  ------------
                                      -------------   ------------   -------------  ------------
Weighted average number of common
  shares outstanding:
Basic                                  131,864,113    131,805,972     131,860,871   131,798,635
                                      -------------   ------------   -------------  ------------
                                      -------------   ------------   -------------  ------------
Diluted                                131,974,593    132,004,689     131,980,491   131,935,921
                                      -------------   ------------   -------------  ------------
                                      -------------   ------------   -------------  ------------



See accompanying notes to consolidated financial statements.


                                     4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($000s omitted)
(unaudited)

                                                              Thirty-nine Weeks Ended
                                                            -----------------------------
                                                            September 30,      October 2,
                                                                    2000            1999
                                                            -------------    ------------

Cash flows from operating activities:
Net earnings                                                $     59,526     $    10,661
Adjustments to reconcile net earnings to
  net cash used in operating activities:
  Depreciation and amortization                                   50,686          59,953
  Incremental securitization income                              (39,163)         (1,383)
  Changes in assets and liabilities:
    Increase in receivables, net                                 (55,567)       (204,596)
    Increase in inventories                                     (150,393)        (96,560)
    Increase in prepaid expenses                                 (16,225)        (18,487)
    Decrease in accounts payable and
      other accrued liabilities                                      (64)        (71,198)
    Increase in income taxes                                      14,206           5,325
                                                            -------------    ------------
  Net cash used in operating activities                         (136,994)       (316,285)
                                                            -------------    ------------

Cash flows from investing activities:
Net additions to property and equipment                          (38,001)        (19,861)
Net additions to other assets                                    (33,153)        (14,846)
                                                            -------------    ------------
  Net cash used in investing activities                          (71,154)        (34,707)
                                                            -------------    ------------

Cash flows from financing activities:
Issuance of debt                                                 407,000         377,000
Payment of debt                                                 (184,464)        (60,714)
Payment of dividends                                             (10,548)             --
Exercise of stock options                                             33             505
                                                            -------------    ------------
  Net cash provided by financing activities                      212,021         316,791
                                                            -------------    ------------

Effect of exchange rate changes on cash                           (1,707)          1,025

Net change in cash and cash equivalents                            2,166         (33,176)
Cash and cash equivalents at beginning of year                    46,023          91,200
                                                            -------------    ------------
Cash and cash equivalents at end of period                  $     48,189     $    58,024
                                                            -------------    ------------
                                                            -------------    ------------
Supplemental cash flow information:
 Cash paid during the period for:

  Interest                                                  $     46,151     $    43,818
                                                            -------------    ------------
                                                            -------------    ------------
  Income taxes                                              $     25,318     $     2,860
                                                            -------------    ------------
                                                            -------------    ------------


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

(2)  Debt
In June 2000, the Company amended its existing revolving credit agreement to increase the commitment from $500,000 to $750,000. The current commitment is comprised of two components including a $600,000 long-term agreement maturing in July 2003 and a $150,000 364-day agreement maturing in June 2001. Additionally, in conjunction with the maturity of certain senior and subordinated term indebtedness, the Company entered into seven new senior term loan agreements totaling $200,000, due June 2005 through July 2007.


(3)  Dividends
In April 2000, the Company announced it would resume regular quarterly dividend payments of $0.04 per share. On May 15, 2000, the Company made a quarterly dividend payment totaling $5,274 to shareholders of record on May 8, 2000. On August 21, 2000, the Company made a quarterly dividend payment totaling $5,274 to shareholders of record on August 14, 2000.


(4)  Comprehensive income
The components of comprehensive income for the 13- and 39-week periods ended September 30, 2000 and October 2, 1999 are as follows:


                               Thirteen Weeks Ended        Thirty-nine Weeks Ended
                            ---------------------------  ---------------------------
                            September 30,    October 2,  September 30,    October 2,
                                    2000          1999           2000          1999
                            -------------  ------------  -------------  ------------
Net income                  $     13,471   $     4,193   $     59,526   $    10,661
Foreign currency
 translation adjustment           (1,141)         (266)        (1,707)        1,025
                            -------------  ------------  -------------  ------------
Comprehensive income        $     12,330   $     3,927   $     57,819   $    11,686
                            -------------  ------------  -------------  ------------
                            -------------  ------------  -------------  ------------



                                   6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



(5) Accounts payable and other accrued liabilities
Accounts payable and other accrued liabilities consist of the following:


                                September 30,    October 2,    January 1,
                                        2000          1999          2000
                                -------------  ------------  ------------
Trade payables                  $    189,404   $   170,979   $   225,859
Deposits                             186,278        72,090        79,475
Gift certificates and
  other customer credits              40,706        33,600        49,183
Salaries, wages and
  employee benefits                   68,227        49,544        91,377
General taxes                         58,406        78,489        87,413
Allowance for future returns          22,485        21,796        34,525
Income taxes                          10,285            --            --
Other liabilities                     78,885        79,841        76,623
                                -------------  ------------  ------------
Total accounts payable and
  other accrued liabilities     $    654,676   $   506,339   $   644,455
                                -------------  ------------  ------------
                                -------------  ------------  ------------


(6)  Segment reporting
Segment revenues and operating profit, including a reconciliation to the Company's consolidated earnings before income taxes, consisted of the following:

                                  Thirteen Weeks Ended      Thirty-nine Weeks Ended
                               ---------------------------  ---------------------------
                               September 30,    October 2,  September 30,    October 2,
                                       2000          1999           2000          1999
                               -------------  ------------  -------------  ------------
Revenue:
 Merchandising                 $    700,174   $   686,319   $  2,154,859   $ 2,030,413
 Bankcard                            57,429        20,311        123,549        53,347
                               -------------  ------------  -------------  ------------
Total revenue                  $    757,603   $   706,630   $  2,278,408   $ 2,083,760
                               -------------  ------------  -------------  ------------

Operating income:
 Merchandising                 $      3,374   $    21,617   $     81,318   $    57,766
 Bankcard                            40,557         4,987         66,726        10,405
                               -------------  ------------  -------------  ------------
Total segment operating
  income                             43,931        26,604        148,044        68,171
Premium on acquisition                 (358)       (1,903)        (1,352)       (3,171)
                               -------------  ------------  -------------  ------------
Total operating income               43,573        24,701        146,692        65,000
Interest expense                     22,191        17,595         52,206        46,931
                               -------------  ------------  -------------  ------------
Earnings before income
 taxes                         $     21,382   $     7,106   $     94,486   $    18,069
                               -------------  ------------  -------------  ------------
                               -------------  ------------  -------------  ------------

                                       7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

RESULTS OF OPERATIONS

For the 13 weeks ended September 30, 2000 (third quarter or 13-week period), consolidated operating income increased $18,872 to $43,573 from $24,701 for the comparable period last year. For the 39 weeks ended September 30, 2000 (39-week period), consolidated operating income increased $81,692 to $146,692 from $65,000 for the comparable period last year. The earnings improvement in the third quarter was driven by the favorable performance of the Company's bankcard segment offset somewhat by a lower contribution from the merchandising segment. The earnings improvement in the 39-week period included positive contributions from both the merchandising and bankcard segments.

Interest expense was $22,191 and $52,206 for the 13- and 39-week periods, respectively, compared to $17,595 and $46,931 for the comparable prior year periods. The increase in interest expense resulted primarily from higher average debt levels compared to the prior year, driven by funding requirements to support customer receivable growth and increased inventory levels. The Company realized lower average interest rates in total for the current year, primarily due to a decrease in debt-related fees compared to the prior year.

The Company's consolidated effective tax rate for the 13- and 39-week periods was 37% compared to 41% in the same periods last year. State tax rates have been affected by changes in earnings mix among the Company's various divisions.

Consolidated net earnings for the third quarter were $13,471, or $0.10 per share basic and diluted, compared to $4,193, or $0.03 per share basic and diluted for the comparable 1999 period. Consolidated net earnings for the 39-week period were $59,526, or $0.45 per share basic and diluted, compared to $10,661, or $0.08 per share basic and diluted, for the comparable 1999 period.

The Company, like other retailers, experiences seasonal fluctuations in its revenues and net earnings. Historically, a significant amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the 13- and 39-week periods are not necessarily indicative of the results to be expected for the entire year.


Segment results:
Operating results for the Company are reported for two segments: merchandising and bankcard. The merchandising segment is an aggregation of the Company's three merchant divisions: Eddie Bauer, Newport News and Spiegel, and includes the FCNB Preferred credit operation. The bankcard segment represents the bankcard operations of First Consumers National Bank (FCNB), the Company's special-purpose bank. Corporate expenses are allocated completely to both segments based on an equitable division of costs.

The Company routinely securitizes FCNB Preferred and FCNB bankcard credit card receivables to fund the growth of its receivable portfolios. When the Company sells receivables in securitizations of credit card loans, it retains interest-only strips, subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are residual interests in the securitized receivables. Gains or losses on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the residual interests based on their fair value at the date of transfer. Quoted market prices are not available for residual interests, so the Company estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions including credit losses, payment speeds, forward yield curves, and discount rates commensurate with the risks involved. Gains and losses recognized upon securitization of credit card receivables and subsequent fair value adjustments on residual interests are recorded as securitization income and are included in finance revenue.

Also included in finance revenue are cash flows from the trust resulting from these residual interests. This residual interest income represents the excess cash flows related to securitized receivables that revert back to the Company after payment of interest to investors, related credit losses and servicing fees.


                                     8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Merchandising segment:

                                  Thirteen Weeks Ended        Thirty-nine Weeks Ended
                               ---------------------------   ---------------------------
                               September 30,    October 2,   September 30,    October 2,
                                       2000          1999            2000          1999
                               -------------  ------------   -------------  -------------

Catalog net sales              $    318,640   $   315,614    $  1,021,320   $   985,268
E-commerce net sales                 48,990        15,402         132,146        32,751
                               -------------  ------------   -------------  ------------
Total direct net sales              367,630       331,016       1,153,466     1,018,019
Retail store net sales              276,376       304,096         829,787       862,949
                               -------------  ------------   -------------  ------------
Total net sales                     644,006       635,112       1,983,253     1,880,968
Finance revenue                      46,545        41,442         139,780       117,082
Other revenue                         9,623         9,765          31,826        32,363
                               -------------  ------------   -------------  ------------
Total revenue                  $    700,174   $   686,319    $  2,154,859   $ 2,030,413
                               -------------  ------------   -------------  ------------
Operating income               $      3,374   $    21,617    $     81,318   $    57,766
                               -------------  ------------   -------------  ------------
% change:
Total net sales                           1%           15%              5%           11%
Comparable-store sales                  -15%            9%             -7%            7%
Total revenue                             2%           15%              6%           11%
                               -------------  ------------   -------------  ------------
Gross profit margin
  (% of total net sales)               34.7%         34.7%           36.1%         34.2%
SG&A expenses
  (% of total revenue)                 39.4%         36.5%           37.5%         36.2%
Operating income
  (% of total revenue)                  0.5%          3.1%            3.8%          2.8%
                               -------------  ------------   -------------  ------------


For the 13-week period, operating income for the merchandising segment was $3,374 compared to $21,617 for the prior year period. Positive sales growth and margin performance at Newport News and Spiegel were offset by declines at Eddie Bauer and a lower contribution from the FCNB Preferred credit operation. For the 39-week period, operating income increased 41% to $81,318, from $57,766 for the prior year period. The year-to-date period reflects the continued strong performance of Newport News and Spiegel, somewhat offset by declines at Eddie Bauer.

Total merchandising revenue increased 2% in the third quarter to $700,174, resulting from a 1% increase in net sales and a 12% increase in finance revenue. The 1% net sales increase in the third quarter included an 11% increase in direct net sales offset by a 9% decline in retail store net sales. Total merchandising revenue increased 6% in the 39-week period, resulting from a 5% increase in net sales and a 19% increase in finance revenue. The 5% increase in net sales for the 39-week period included a 13% increase in direct net sales, offset by a 4% decline in retail store net sales.

The direct sales channel is comprised of catalog and e-commerce sales. E-commerce net sales drove the increase in direct sales, rising 218% in the third quarter and 303% in the 39-week period over the prior year periods. Catalog net sales increased 1% in the third quarter and 4% for the 39-week period, as strong sales growth at Newport News and Spiegel was substantially offset by declines at Eddie Bauer. Newport News and Spiegel continue to benefit from positive customer response to merchandise offerings on increased catalog circulation. Retail store net sales declined 9% in the quarter, reflecting a 15% decline in Eddie Bauer comparable store sales, partially offset by higher outlet store sales. For the 39-week period, Eddie Bauer comparable-store sales were 7% lower than last year.



                                    9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


FCNB Preferred credit finance revenue increased 12% to $46,545 for the third quarter from the comparable prior-year period. For the 39-week period, finance revenue increased 19% to $139,780 from $117,082 in the prior year period. The increase in finance revenue was primarily attributable to an increase in average receivables owned, reflecting sales growth at Newport News and Spiegel accompanied by an increase in customer utilization of the private-label credit programs. An improved finance charge yield on average receivables serviced, which resulted from variable-rate pricing, was more than offset by lower credit fees and an increase in finance charge and credit fee write-offs. Residual interest income was negatively impacted by an increase in credit losses on securitized receivables compared to last year. The Company sold an additional $67,578 and $222,579 of receivables in the 13- and 39-week periods, respectively. Gains related to the sale of receivables in the quarter were more than offset by losses recorded to adjust residual interests to fair value, resulting in a net decrease to finance revenue of $59. For the 39-week period, securitization income added $13,588 to finance revenue compared to $1,959 for the prior year.

Gross profit margin on net sales for the merchandising segment was 34.7% in the third quarter, flat to the comparable prior year period. Margin growth achieved by Newport News and Spiegel was offset by lower margins at Eddie Bauer. The favorable margin performance at Newport News and Spiegel resulted primarily from higher initial profits. In addition to benefiting from a shift in sales mix towards higher-margin apparel and private-label products, Spiegel also achieved margin growth from stronger customer response to merchandise offerings and, in turn, lower markdowns compared to last year. Eddie Bauer experienced lower margins in the quarter due to higher markdowns taken to sell through slow-moving merchandise. For the 39-week period, gross profit margin on net sales increased to 36.1% from 34.2% in the comparable 1999 period reflecting the margin improvement at Newport News and Spiegel.

For the third quarter, the selling, general and administrative (SG&A) expense ratio increased 290 basis points to 39.4% of total revenue compared to 36.5% in the same period last year. For the 39-week period, the SG&A ratio increased 130 basis points to 37.5% of total revenue compared to 36.2% in the same period last year. The increase resulted primarily from the lack of operating expense leverage at Eddie Bauer due to lower sales, and included higher credit losses experienced in the FCNB Preferred credit portfolio.


Bankcard segment:

                                  Thirteen Weeks Ended         Thirty-nine Weeks Ended
                               ----------------------------   ---------------------------
                               September 30,     October 2,   September 30,    October 2,
                                       2000           1999            2000          1999
                               -------------   ------------   -------------  ------------
Total revenue                  $     57,429    $    20,311    $    123,549   $    53,347

Operating income               $     40,557    $     4,987    $     66,726   $    10,405
                               -------------   ------------   -------------  ------------

Bankcard revenue increased 183% to $57,429 for the third quarter, compared to $20,311 for the prior year period. The growth in revenue was primarily attributable to a 60% increase in average receivables owned, higher securitization income and an improved yield. Residual interest income was negatively impacted in the quarter by an increase in interest payable to investors on variable-rate securitizations. The yield on average receivables serviced benefited from variable-rate pricing, offset slightly by lower credit fee income. The securitization of $130,000 of customer receivables in the third quarter, combined with gains taken to adjust residual interests to fair value, added $15,567 of securitization income to finance revenue. Comparatively, the 1999 third quarter revenue was reduced by $566, as gains related to new securitizations were more than offset by adjustments to record residual interests to fair value.


                                   10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


For the 39-week period, bankcard revenue increased 132% to $123,549, compared to $53,347 for the prior-year period. The growth in revenue was primarily attributable to a 69% increase in average receivables owned, higher securitization income and an increase in residual interest income. While the finance charge yield on average receivables serviced benefited from variable-rate pricing, the net yield declined somewhat due to lower credit fee income. Residual interest income increased significantly compared to the prior year, as the comparable 1999 period was negatively impacted by an increase in credit losses related to certain bankcard test programs. Securitization of $224,000 of customer receivables in the 39-week period, combined with gains taken to adjust residual interests to fair value, added $25,575 of securitization income to finance revenue. Comparatively, the 1999 period revenue was reduced by $566, as gains related to new securitizations in the quarter were more than offset by adjustments to record residual interests to fair value.

For the 13-week period, operating income for the bankcard segment was $40,557, compared to $4,987 for the prior-year period. For the 39-week period, operating income increased to $66,726 from $10,405 for the prior-year period. In addition to the above described revenue growth, the bankcard segment continues to benefit from improved credit loss rates and delinquency trends, due in part to a shift in the portfolio mix to lower-risk credit products relative to the prior year.


LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of customer accounts receivable and the issuance of debt and common stock. Total customer receivables sold were $2,086,560 at September 30, 2000, $1,411,980 at October 2, 1999 and $1,639,981 at January 1, 2000.

Net cash used by operating activities totaled $136,994 and $316,285 for the 39-week periods ended September 30, 2000 and October 2, 1999, respectively. Cash provided by securitization activity increased $455,329 over the prior-year period, minimizing the need to fund the significant growth in customer receivables through other sources. Excluding receivables, net cash flow from operations improved $30,262 compared to the prior year. Favorable operating results and cash provided by the issuance of jumbo certificates of deposit by the Company's special purpose bank drove the improvement, offset somewhat by increased investment in inventories to support sales growth and targeted servicing levels. Total inventories ended the period 11% higher than last year levels.

Net cash used in investing activities totaled $71,154 for the 39-week period compared to $34,707 in the same period last year. Expenditures in the current year were comprised primarily of Eddie Bauer retail store expansion and remodeling, distribution facility upgrades and information technology-related projects. Expenditures in the comparable 1999 period were primarily related to Eddie Bauer retail store expansion and remodeling and information-technology related projects.

In April 2000, the Company announced it would resume regular quarterly dividend payments of $0.04 per share. On May 15, 2000, the Company made a quarterly dividend payment totaling $5,274 to shareholders of record on May 8, 2000.
On August 21, 2000, the Company made a quarterly dividend payment totaling $5,274 to shareholders of record on August 14, 2000.

The Company believes that its cash on hand, together with cash flows anticipated to be generated from operations, borrowings under existing credit facilities, securitizations of customer receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.


                                    11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's third quarter 2000 interest expense would have changed by approximately $672. In addition, the Company occasionally utilizes derivative financial instruments to reach its targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $58,571 at September 30, 2000.

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to manage market risk exposure.

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


ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. Due to its limited use of derivative instruments, the Company does not expect the adoption of the above standards to have a material effect on the consolidated results of operations or financial position. The Company will adopt SFAS No. 133 and SFAS No. 138, as required, in fiscal year 2001.



                                    12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," supercedes SFAS No. 125. SFAS 140 requires additional disclosures relating to securitized financial assets, retained interests in securitized financial assets, and collateral for fiscal years ending after December 15, 2000. In addition, SFAS No. 140 establishes new conditions for an entity to be a qualifying special purpose entity and clarifies under what conditions a transferor has retained effective control over transferred assets. The updated rules for transfers of financial assets are effective for transfers occurring after March 31, 2001 and generally do not affect the accounting for previous transfers. Early adoption of the new rules is not allowed. The Company has not yet determined what impact SFAS No. 140 might have on its consolidated financial position and results of operations.


FORWARD-LOOKING STATEMENTS
This report contains statements that are forward-looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Potential risks and uncertainties include, but are not limited to, factors such as the financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of accounts receivable to fund operations, state and federal laws and regulations related to offering and extending credit, risks associated with collections on the Company's credit card portfolios, interest rate fluctuations, postal rate increases, paper and printing costs, the success of planned merchandising, advertising, marketing and promotional campaigns, as well as other risks indicated in other filings with the Securities and Exchange Commission such as the Company's most recent Annual Report on Form 10-K.


                                 13
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

   /s/ James W. Sievers     Office of the President and    November 14, 2000
       James W. Sievers     Chief Financial Officer
                           (Principal Operating
                            Executive Officer and
                            Principal Financial
                            and Accounting Officer)



