Form 10-K405
period 2000-12-30
SPIEGEL INC
filed 2001-03-30
CIK 276641

                                                                  CONFORMED COPY

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

    (Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE  ACT OF 1934
    For the fiscal year ended ....................DECEMBER 30, 2000
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
    For the transition period from ........................... to .............
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

On March 16, 2001, the aggregate market value of Class A non-voting common stock held by non-affiliates (based on the closing price reported by NASDAQ National Market on that date) was $101,737,587. The number of shares outstanding of the issuer's Class A non-voting common stock at March 16, 2001 was 14,864,744.

The Class B voting common stock is not publicly traded and is 99.9% held by affiliates. The number of shares outstanding of the issuer's Class B voting common stock at March 16, 2001 were 117,009,869.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Spiegel, Inc. ("The Spiegel Group" or "the Company") and its predecessors date from 1865. The Company was incorporated under the laws of Delaware in 1965. Spiegel Holdings, Inc., a Delaware corporation ("SHI"), currently holds 99.9% of the Company's Class B voting common stock, affording SHI control of the Company.

In 1988, the Company acquired Eddie Bauer, Inc. and certain related Canadian assets (collectively, "Eddie Bauer").

In 1990, the Company acquired First Consumers National Bank ("FCNB"). FCNB is a special- purpose bank specializing in the issuance of credit cards.

In 1993, the Company acquired New Hampton, Inc. ("New Hampton"). In 1995, New Hampton's name was changed to Newport News, Inc. ("Newport News").

In 1997, the Company incorporated its Spiegel Catalog division
("Spiegel") as a separate subsidiary parallel to Eddie Bauer and Newport News. This was done to provide greater clarity between the Spiegel brand name and the corporate entity.

NARRATIVE DESCRIPTION OF BUSINESS ($000s omitted)

The Spiegel Group is a leading, international specialty retailer that offers merchandise and credit services through a merchandising segment and a bankcard segment.

                              MERCHANDISING SEGMENT

PRINCIPAL PRODUCTS, SERVICES, AND REVENUE SOURCES

The merchandising segment is an aggregation of the Company's Eddie Bauer, Newport News and Spiegel subsidiaries which distribute apparel, home furnishings and other merchandise through catalogs, e-commerce sites and retail stores. The marketing efforts of these businesses are supported by the Company's private-label FCNB Preferred credit programs. In 2000, revenue related to the sale of merchandise comprised approximately 95% of the merchandising segment's total revenue. The remainder was contributed by finance revenue generated from FCNB Preferred credit programs, including net pretax gains recognized in conjunction with the securitization of credit card receivables.

         PRODUCTS

         The merchandising segment has two principal product categories: apparel and home furnishings and other merchandise. The components of net sales by product category for the last three years were:

                                               2000       1999       1998
                                              ------     ------     ------
               Apparel                           78%         79%        80%
               Home furnishings
                and other merchandise            22          21         20
                                              ------     ------     ------
                                                100%        100%       100%

         The apparel category includes a wide array of men's and women's private-label and branded merchandise in various styles, including seasonal product offerings. Home furnishings range from traditional to contemporary styles, including accent pieces, decorative accessories, bed and bath, kitchen accessories and small appliances, home electronics, window treatments and rugs. The other merchandise category includes items such as fitness and personal care equipment, toys, cameras and luggage.

         CREDIT SERVICES

         In an effort to build brand loyalty and to provide additional convenience for its customers, the Company offers credit programs to qualifying customers in the form of its FCNB Preferred charge card. The card is imprinted with an Eddie Bauer, Newport News or Spiegel logo depending on the source of the original application for credit. This credit card allows a customer to purchase products from any Company affiliate, regardless of the imprint on the card. FCNB is the issuer of the FCNB Preferred charge card. The accounts are serviced through FCNB's headquarters located in Beaverton, Oregon.

         At December 30, 2000, FCNB Preferred credit card receivables serviced were $2,180,227, representing approximately 3 million active accounts. Approximately 42% of total net sales in 2000 were made on FCNB Preferred charge cards, including approximately 22% of Eddie Bauer net sales, 61% of Newport News net sales and 78% of Spiegel net sales. The lower percentage of Eddie Bauer sales made on the FCNB Preferred charge card is primarily attributable to the relatively higher percentage of retail store sales at Eddie Bauer. Retail stores generally have a lower percentage of sales made on credit compared to the direct channel, which is comprised of catalog and e-commerce sales.

         Deterioration in the credit market, increases in credit account charge-offs and interest rate fluctuations all represent risks to the profitability of the FCNB Preferred credit programs.

The following is a discussion of the merchant divisions included in the merchandising segment that offer the products and services described above:

         EDDIE BAUER

         Eddie Bauer is a leading tri-channel specialty retailer serving the casual lifestyle needs of men, women and children through the sale of high quality private-label apparel, accessories and home furnishings. Eddie Bauer markets its products through stores, catalogs and e-commerce sites. Total net sales were $1,748,665 and $1,789,096 for the years ended December 30, 2000 and January 1, 2000, respectively. Approximately 73% of total net sales for Eddie Bauer are retail and outlet store sales. A key strategy for Eddie Bauer is to leverage synergies between its multiple distribution channels, maximizing cross-promotional opportunities. This strategy includes: referring retail store customers to catalog stations within stores for additional merchandise and size options; utilizing the catalog customer database to help identify potential store locations; using catalog space to advertise the retail concept and e-commerce sites; and utilizing retail store mailing lists to help build the catalog customer file.

         Eddie Bauer's apparel category comprised 85% of its total net sales in 2000. Eddie Bauer presents its apparel and related accessories through its trademark Eddie Bauer apparel stores, outlet stores, catalogs and e-commerce sites including eddiebauer.com, eddiebauerhome.com, eddiebauerkids.com, eddiebaueroutlet.com and eddiebauerb2b.com. The apparel category includes full seasonal collections of fine quality sportswear and dress casual, outerwear, footwear and accessories. Eddie Bauer presents its comfortable, relaxed home furnishings and decor for the bed and bath through its Eddie Bauer HOME retail stores, catalogs and on its e-commerce sites.

         In 1993, Eddie Bauer entered into a joint-venture arrangement with Otto-Sumisho, Inc. (a joint venture company of Otto Versand, a related party, and Sumitomo Corporation) to sell its full line of Eddie Bauer sportswear products through retail stores and catalogs in Japan. At December 30, 2000 there were 41 such stores. During 1995, Eddie Bauer entered into an agreement with Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) to form a joint venture to sell Eddie Bauer products through retail stores and catalogs in Germany. At December 30, 2000 there were eight such stores. In 1996, Eddie Bauer entered into a joint-venture agreement with Grattan plc (a subsidiary of Otto Versand) to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. As of December 30, 2000, all such stores have been closed in conjunction with the discontinuation of the Grattan plc joint venture.

         Eddie Bauer has also capitalized on selected licensing opportunities, including a rich history with Ford Motor Company, which uses the Eddie Bauer name and logo on special series Ford vehicles, as well as arrangements with Gold Bug, Inc., The Lane Company (a division of Furniture Brands International); Compaq Computer Corporation, American Recreation Products, Inc.; Cosco, Inc., a manufacturer of infant and juvenile car seats and strollers; Baby Boom Consumer Products, Inc., a manufacturer of infant products, and Imperial Wall Coverings.

              EDDIE BAUER RETAIL STORE BUSINESS

              At December 30, 2000, Eddie Bauer operated a total of 563 stores:
              492 retail stores and 71 outlets. There are 523 stores located in the United States and 40 stores in Canada. Of the stores open at December 30, 2000, 41 were Eddie Bauer HOME. The average Eddie Bauer store is approximately 7,343 gross square feet. Eddie Bauer's retail stores are generally located in upscale regional malls or in high traffic metropolitan areas. Eddie Bauer also opens stores in certain smaller markets where it believes a concentration of its target customers exists. Eddie Bauer believes that these markets have the potential to contribute store profit margins comparable to the existing store base. Eddie Bauer outlet stores are located predominately in outlet malls and value strip centers and generally in areas not serviced by its core specialty retail stores. Eddie Bauer's outlet store strategy includes the liquidation of excess inventory while also offering products made exclusively for the outlet stores. Plans are to grow the scope and reach of the outlet division to maximize sales and profit opportunities that exist within the moderately priced market segment.

              In 2000, Eddie Bauer completed 20 significant remodels of existing stores in addition to increasing its new-store growth pace, opening a net of 31 stores compared to nine in 1999. The average cost of opening a typical new Eddie Bauer store in 2000, including inventory, furniture and fixtures, pre-opening expenses and leasehold improvements (net of landlord construction allowances) was approximately $824. Eddie Bauer's ability to open and operate new stores profitably is dependent on the availability of suitable store locations, the negotiation of acceptable lease terms, Eddie Bauer's financial resources and its ability to control the operational aspects and personnel requirements of its growth.

              EDDIE BAUER DIRECT BUSINESS

              The Eddie Bauer Direct business serves its customers through catalogs and five e-commerce sites. The Eddie Bauer direct business distributed 100 million catalogs in 2000 and at December 30, 2000 had approximately 3.6 million active customers (customers who have purchased within the last 18 months from either the catalogs or e-commerce sites.) As a corollary to its retail store operations, Eddie Bauer catalog concepts include its trademark Eddie Bauer apparel catalog and Eddie Bauer HOME catalogs, as well as its largest catalog, Eddie Bauer Resource. Eddie Bauer actively pursues new customers within its target market through initiatives such as list rentals, utilizing names of its store customers and e-commerce marketing programs.

         NEWPORT NEWS

         Newport News is a specialty direct marketer offering fashionable, moderately priced women's apparel and home furnishings through catalogs and its e-commerce site, newport-news.com. Total net sales were $479,098 for the year ended December 30, 2000, compared to $410,804 for the year ended January 1, 2000. Newport News distributed 238 million catalogs in 2000 and at December 30, 2000 had approximately 4.2 million active customers (customers who have purchased within the last 18 months from either the catalogs or e-commerce site).

         The Newport News apparel category comprised 88% of its sales in 2000. Although Newport News specializes in swimwear and jeans, all women's apparel categories, including footwear, are well represented. The Newport News home furnishings category consists primarily of bed, bath and decorative accessories.

         SPIEGEL

         A direct marketer, Spiegel has developed its strong brand identity by working to understand and satisfy its customers with a broad assortment of sophisticated, high-quality apparel and home merchandise marketed through its semi-annual catalog, various specialty catalogs and e-commerce sites including spiegel.com. Spiegel offers overstock, end-of-season and other merchandise through its Ultimate Outlet stores, which are predominately located in outlet malls, catalogs and the ultimateoutlet.com e-commerce site. Total net sales were $833,388 and $716,555 for the years ended December 30, 2000 and January 1, 2000, respectively. Sales through its direct channel comprised approximately 92% of total net sales. Spiegel distributed over 149 million catalogs in 2000 and at December 30, 2000 had approximately
         3.3 million active customers (customers who have purchased within the last 18 months from either the catalogs or e-commerce sites).

         Spiegel's apparel merchandise, which represented 55% of net sales in 2000, includes private-label and branded merchandise. Private-label merchandise is developed by in-house product design teams based on emerging fashion trends and customer research. Spiegel's home furnishings and other merchandise, which represented 45% of net sales in 2000, are a mixture of private-label and branded merchandise ranging from traditional to contemporary styles, including accent pieces, decorative accessories, bed and bath, kitchen accessories and small appliances, home electronics, window treatments and rugs.

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

MERCHANDISE

The merchant divisions sell domestically produced and imported merchandise, which is purchased in the open market from approximately 2,500 suppliers, none of which supplied as much as 5% of the merchandise purchased during 2000. A significant amount of the dollar value of merchandise purchased is imported directly from the Far East and Europe. Consequently, the Company is subject to the risks generally associated with conducting business abroad. The Company's business could be affected by economic events or political instability that might affect imports, including duties, quotas and work stoppages. To date, these factors have not caused any material disruption to the Company's operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could over time increase the cost to the Company of merchandise purchased in foreign countries, which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above; however, the Company believes this risk exists for many other retailers.

LICENSES AND TRADEMARKS

The Company's merchandising divisions utilize trademarks and tradenames including "Spiegel," "Eddie Bauer," "Newport News," "The Ultimate Outlet," "Jeanology" and "Easy Style." The Company also is licensed to sell goods under the "Together!" and "Apart" labels among others. The Company utilizes numerous other trademarks and tradenames, however, believes that the loss or abandonment of the above named trademarks, tradenames or licenses would have the most significant effect on its business.

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

COMPETITION

The markets in which the merchant divisions participate are highly competitive and served by a significant number of retailers including direct marketers, traditional department stores, so-called "off-price" and discount retailers and specialty chains. Success is highly dependent upon the merchant group's ability to maintain its existing customers, solicit new customers, identify distinct fashion trends and continue to address the lifestyle needs and style preferences of its customers. The Company believes it is positioned to compete effectively in all channels of distribution, including stores, catalog and the e-commerce market, supported by its strong infrastructure.

EMPLOYEES

During 2000, the merchandising segment employed between approximately 11,800 and 14,800 full-time equivalent employees, depending on the time of year, reflecting the seasonality of the merchandising business and the fluctuations in its workforce during the year. At February 24, 2001, the merchandising segment employed approximately 11,000 full-time equivalent employees.

Spiegel is party to a collective bargaining agreement with the Warehouse, Mail Order, Office, Technical and Professional Employees Union, Local 743, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Local 743"). Local 743 represents approximately 50 full-time employees under an agreement that expires on February 28, 2002. In addition, Spiegel is party to a separate agreement with Local 743, which expires on May 31, 2003 that covers approximately 25 full-time and 29 part-time Chicago-area Spiegel outlet store employees.

The Company considers its relations with its employees to be good and has never experienced any material interruption of operations due to labor disagreements with its employees.

PROPERTIES

The Company's corporate headquarters and Spiegel operations are located in leased office space in Downers Grove, Illinois. The
Company owns its Westmont, Illinois corporate data center.

The following information is specific to the merchandising segment:
Eddie Bauer occupies office space in 10 buildings located in and around Redmond, Washington; three of which are owned and seven of which are under lease. Newport News leases office space in New York, New York, in addition to leasing a facility in Hampton, Virginia where its order taking, customer service and administrative functions are performed. The Company also leases customer order and customer service facilities in Wichita, Kansas; Rapid City, South Dakota; Bothell, Washington; Trevose, Pennsylvania and St. John, New Brunswick, Canada.

All retail store locations are also leased, with the exception of a downtown Chicago Eddie Bauer store. A typical store lease is for a term of 10 years, with options for renewal.

The Eddie Bauer and Spiegel retail and catalog distribution functions are performed in two owned facilities in Groveport and Columbus, Ohio. An additional retail distribution facility is leased in Toronto, Canada to support the Eddie Bauer retail stores located in Canada. The Newport News distribution function is performed in an owned facility in Newport News, Virginia.

The Company considers its present space and facilities under development generally adequate for anticipated future requirements.

                                BANKCARD SEGMENT

The bankcard business markets various national MasterCard and Visa programs that are managed through FCNB, the Company's special-purpose bank. FCNB's leased headquarter and call center operations are located in Oregon in the cities of Beaverton and Albany, respectively. The Company's bankcard portfolio includes secured cards, co-branded cards and affinity cards, such as the FCNB MasterCard, the FCNB Visa, the Spiegel MasterCard, the Eddie Bauer MasterCard and the Adelante MasterCard. The bankcard segment's revenue is comprised primarily of finance revenue and credit-related fees generated from the bankcard credit programs and includes net gains recognized in conjunction with the securitization of bankcard receivables.

At December 30, 2000, bankcard receivables serviced were $1,143,278, representing approximately 934 thousand active accounts. The credit market is highly competitive and is served by numerous lenders. The bankcard segment's ability to compete in this environment is dependent on its ability to develop credit programs that attract and retain credit customers. The bankcard segment has capitalized on bankcard programs that offer customized service to targeted niches in the credit industry, which contributed to its significant growth in 2000.

In 2001, the bankcard segment intends to continue to grow its portfolio through initiatives aimed at customer acquisition and retention and increasing average account balances. This will entail the continued development and marketing of customized bankcard credit programs, including programs specific to the Company's merchant divisions.

During 2000, FCNB employed an average of approximately 1,075 employees. At February 24, 2001, FCNB employed approximately 1,208 full-time equivalent employees, a reflection of the growth of the bankcard business.

Deterioration in the credit market, increases in credit account charge-offs and interest rate fluctuations all represent risks to the profitability of the Company's bankcard credit operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information regarding revenue, operating income and assets of the Company's merchandising and bankcard segments for each of the three fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, is incorporated herein by reference to Note 13 "Segment Reporting" of Part II, Item 8 "Notes to Consolidated Financial Statements" of this Form 10-K. For additional information, see also the above description of business and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

Information regarding the principal properties of the Company is incorporated herein by reference to page 7 of Item 1 hereof.

ITEM 3.  LEGAL PROCEEDINGS

The Company is routinely involved in a number of legal proceedings and claims, which cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

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

On March 16, 2001, the closing market price of the Class A non-voting common stock, as quoted on the NASDAQ National Market System, was $6.88 per share.

The Class B voting common stock is not publicly traded. Therefore, no market value information is readily available on this class of stock. However, the Company believes the value of the Class B voting common stock approximates the market value of the Class A non-voting common stock as both classes of stock are equal in all respects, with the exception of voting rights.

HOLDERS

There were approximately 7,200 Class A non-voting common stockholders as of March 16, 2001. The Company believes that certain of the outstanding shares of Class A non-voting common stock are held by nominees for an unknown number of beneficial stockholders.

The Class B voting common stock of the Company is privately held. As of the date hereof, there were two Class B voting common stockholders.

DIVIDENDS

In fiscal 2000, the Company declared and paid three quarterly cash dividends to shareholders of record of both Class A non-voting common stock and Class B voting common stock at a rate of $0.04 per share. No dividends were paid during 1999. The Company expects to continue to make comparable quarterly dividend payments at a rate of $0.04 per share in fiscal 2001.

ITEM 6.  FIVE-YEAR SELECTED FINANCIAL DATA
($000s omitted, except per share amounts)


                                    2000          1999          1998          1997          1996
EARNINGS DATA                ------------  ------------  ------------  ------------  ------------
Net sales and
 other revenues (1)          $ 3,724,778   $ 3,414,703   $ 3,107,793   $ 3,246,856   $ 3,215,711
Earnings (loss) before
 income taxes                    196,024       137,127        18,110       (49,406)      (21,276)
Net earnings (loss) (2),(3)      120,818        85,330         3,270       (33,021)      (13,389)
Net earnings (loss) per
 common share (2),(3)
   Basic and diluted                0.92          0.65          0.03         (0.28)        (0.12)
Cash dividends per
 common share                $      0.12   $         -   $         -   $         -   $        -


BALANCE SHEET AND CASH FLOW DATA

Current assets               $ 1,982,214   $ 1,664,144   $ 1,255,494   $ 1,244,823   $ 1,231,535
Total assets                   2,583,019     2,242,040     1,857,260     1,949,554     1,945,625
Current liabilities              947,904       858,919       663,251       637,222       697,250
Long-term debt,
 excluding current maturities    686,857       566,572       523,036       713,750       676,656
Stockholders' equity             827,482       725,140       637,267       565,600       519,695
Net additions to
 property and equipment           65,771        38,484        28,610        55,047        45,698
Depreciation and
 amortization                $    78,235   $    94,683   $    88,547   $    88,062   $    95,278


(1) Certain prior year amounts have been reclassified from amounts previously reported to conform with the 2000 presentation; see Note 1 to the consolidated financial statements.
(2) Includes a charge of $4,076, or $0.03 per share, for the cumulative effect of an accounting change related to the recognition of membership fee revenue; see Note 2 to the consolidated financial statements.
(3) Includes a charge of $8,535, or $0.06 per share, for the redemption of subsidiary preferred stock; see Note 12 to the consolidated financial statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($000s omitted, except per share amounts)

RESULTS OF OPERATIONS

For the fiscal year ended December 30, 2000 (2000), consolidated operating income increased $66,412 to $270,250 from $203,838 for the fiscal year ended January 1, 2000 (1999). Operating income for the fiscal year ended January 2, 1999 (1998) totaled $85,843. Favorable performance of the Company's bankcard segment, offset somewhat by a lower contribution from the merchandising segment, drove the earnings improvement in 2000. The Company's merchandising segment drove the improvement in 1999 operating results.

Interest expense totaled $74,226, $66,711 and $67,733 in 2000, 1999 and 1998, respectively. The increase in interest expense in 2000 resulted primarily from higher average debt levels compared to the prior year, as well as a general increase in interest rates on the Company's outstanding borrowings. Higher average debt levels were driven by funding requirements to support credit card receivables growth and increased inventory levels. Somewhat offsetting the increase in interest expense in 2000 was a decrease in debt-related fees compared to 1999. Interest expense in 1999 benefited from lower average debt levels compared to 1998. Average debt was $905,571, $784,962 and $853,749 in 2000, 1999 and 1998, respectively.

The Company's consolidated effective tax rate was 36.3% in 2000 compared to 37.8% in 1999 and 34.8% in 1998. Changes in earnings mix among the Company's various divisions affected state tax rates for all years presented. The Company assesses its effective tax rate on a continual basis.

In 2000, consolidated net earnings of $120,818, or $0.92 per share, included a cumulative effect of accounting change of $4,076 (net of income tax benefit of $2,503) recorded in response to Staff Accounting Bulletin No. 101, "Revenue Recognition." Earnings before cumulative effect of accounting change totaled $124,894, or $0.95 per share, a 46% increase over the prior year. The accounting change did not have a material impact on 2000 earnings. Net earnings were $85,330, or $0.65 per share, in 1999, and $3,270, or $0.03 per share, in 1998.
Net earnings in 1998 included the redemption of subsidiary preferred stock, which reduced net earnings by $8,535, or $0.06 per share. All references to earnings per share are on a diluted basis.

Segment results:

Operating results for the Company are reported for two segments: merchandising and bankcard. The merchandising segment is an aggregation of the Company's three merchant divisions: Eddie Bauer, Newport News and Spiegel, and includes the private-label FCNB Preferred credit operation. The bankcard segment represents the bankcard operations of First Consumers National Bank (FCNB), the Company's special-purpose bank. The Company allocates corporate expenses to both segments based on an equitable division of costs.

The Company routinely securitizes FCNB Preferred credit card and FCNB bankcard receivables to fund the growth of its receivables portfolios. When the Company securitizes credit card receivables, it retains interest-only strips, subordinated investor certificates, receivables, servicing rights and cash reserve accounts, all of which are retained interests in the securitized receivables. Gains or losses on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates the fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions including portfolio yield, charge-offs, liquidation rates, interest rates and discount rates commensurate with the risks involved. Gains and losses recognized upon securitization of credit card receivables and subsequent fair value adjustments to retained interests are recorded as net pretax gains on the sale of receivables and are included in finance revenue.

Also included in finance revenue are cash flows from the trust resulting from these retained interests. This retained-interest income represents the excess cash flows related to securitized receivables that revert to the Company after payment of interest to investors, related charge-offs and servicing fees.

Certain prior year amounts in the merchandising segment have been reclassified to conform with the 2000 presentation, primarily related to the reclassification of shipping and handling revenue from selling, general and administrative (SG&A) expense to other revenue in response to Emerging Issues Task Force Issue No. 00-10. The Company also reclassified certain occupancy expense from cost of sales to SG&A expense. All ratios presented reflect these reclassifications, including gross profit margin as a percent of total net sales and SG&A expense as a percent of total revenue.

Merchandising Segment

                                           2000             1999             1998
                                     -----------      -----------      -----------
Catalog net sales                    $1,483,737       $1,445,174       $1,291,857
E-commerce net sales                    227,424           76,126           18,623
                                     -----------      -----------      -----------
Total direct net sales                1,711,161        1,521,300        1,310,480
Retail store net sales                1,349,990        1,395,155        1,331,476
                                     -----------      -----------      -----------
Total net sales                       3,061,151        2,916,455        2,641,956
Finance revenue                         191,511          166,344          138,033
Other revenue                           292,344          251,031          214,604
                                     -----------      -----------      -----------
Total revenue                        $3,545,006       $3,333,830       $2,994,593
                                     -----------      -----------      -----------
Operating income                     $  179,291       $  189,960       $   21,601
                                     -----------      -----------      -----------
% change vs prior year:
Total net sales                              5%              10%              -7%
Comparable-store sales                      -8%               6%              -9%
Total revenue                                6%              11%              -4%
                                     -----------      -----------      -----------
Gross profit margin
 (% of total net sales)                   38.3%            37.6%            32.7%
SG&A expenses
 (% of total revenue)                     41.6%            39.7%            39.9%
Operating income
 (% of total revenue)                      5.1%             5.7%             0.7%
                                     -----------      -----------      -----------

2000 Compared With 1999
Operating income for the merchandising segment was $179,291 for 2000 compared to $189,960 for 1999. Positive sales growth and margin performance at Newport News and Spiegel, accompanied by favorable results from the FCNB Preferred credit operations, were offset by declines at Eddie Bauer. Eddie Bauer remained profitable in 2000; however, weak customer response to its apparel offerings led to lower sales volume and higher markdowns, which drove results significantly below the prior year.

Total merchandising revenue increased $211,176, or 6%, in 2000 compared to 1999. The growth in revenue reflects a 5% increase in net sales and a 15% increase in finance revenue from the FCNB Preferred credit programs. Also contributing to the revenue growth was an increase in other revenue driven primarily by volume-related increases in shipping and handling revenue. The 5% net sales increase included a 12% increase in direct net sales offset by a 3% decline in retail store net sales.

The direct sales channel is comprised of catalog and e-commerce sales. Growth in e-commerce drove a majority of the increase in net sales, rising 199% in 2000 over the prior year. Catalog net sales increased 3% for the year, as declines at Eddie Bauer substantially offset strong sales growth at Newport News and Spiegel. Newport News and Spiegel continued to benefit from positive customer response to merchandise offerings on increased catalog circulation. Successful marketing initiatives, such as the private-label credit programs, benefited Newport News and Spiegel as both divisions experienced increases in their customer files and strong customer retention. Retail store net sales declined 3% for the year, reflecting an 8% decline in Eddie Bauer comparable-store sales, partially offset by higher outlet store sales. The decline in Eddie Bauer's comparable-store sales reflects strength in its home business offset by weak customer response to its apparel offerings.

FCNB Preferred credit finance revenue increased 15% to $191,511 in 2000 from $166,344 in 1999. The increase in finance revenue resulted from an increase in average receivables owned and an increase in net pretax gains related to the securitization of credit card receivables. Average receivables owned increased 58%, reflecting sales growth at Newport News and Spiegel accompanied by an increase in customer utilization of the private-label credit programs. An improved finance charge yield on average receivables serviced resulted from higher interest rates charged on variable-rate credit accounts due to increases in the prime interest rate. This improvement was more than offset by a lower credit fee yield and an increase in finance charge and credit fee write-offs. Retained-interest income was negatively impacted by an increase in charge-offs on securitized receivables compared to last year. The Company sold additional FCNB Preferred credit card receivables of $506,021 and $84,251 in 2000 and 1999, respectively. Net pretax gains on the sale of receivables included in finance revenue totaled $28,347 and $18,918 in 2000 and 1999, respectively. Gains related to the sale of receivables in the current year were slightly offset by declines in the fair value of retained interests, primarily resulting from an increase in charge-offs compared to the prior year.

Gross profit margin on net sales for the merchandising segment increased 70 basis points to 38.3% in 2000 from 37.6% in 1999. Significant margin improvement at Spiegel and a favorable margin performance at Newport News were partially offset by margin declines at Eddie Bauer. Margin declines at Eddie Bauer reflect higher markdowns taken to manage inventories compared to the prior year.

The SG&A expense ratio increased 190 basis points to 41.6% of total revenue in 2000 compared to 39.7% in 1999. Lower sales productivity on catalog circulation at Eddie Bauer and Spiegel drove the increase. Also contributing to the increase was a lack of operating expense leverage at Eddie Bauer due to lower sales, an increase in investments in e-commerce marketing initiatives and site enhancements, as well as the impact of certain non-recurring items. Lower operating expenses and the reversal of the allowance for doubtful accounts related to securitized receivables somewhat mitigated higher charge-offs experienced in the FCNB Preferred credit card receivables.

Non-recurring charges, which increased the SG&A ratio by approximately 60 basis points in 2000, included expenses related to organizational changes, as well as the disposition of certain impaired assets, including information technology-related assets. Non-recurring charges in 1999 increased the SG&A ratio by approximately 60 basis points, and included costs associated with the closure of seven Eddie Bauer stores in the United Kingdom as well as the write-off of certain impaired assets, primarily leasehold improvements, at Eddie Bauer and Spiegel.

1999 Compared With 1998
Merchandising operating income increased substantially in 1999 to $189,960, a $168,359 improvement over 1998. Significantly improved gross margin performance on increased sales was the key factor contributing to the progress in the merchandising segment. In addition, the SG&A expense ratio declined due to the higher revenue base and stringent cost-containment initiatives. The merchandising segment also benefited from a positive earnings contribution from the FCNB Preferred credit programs.

Total merchandising revenue increased $339,237, or 11%, in 1999 compared to 1998. The growth in revenue was primarily attributed to a 10% increase in net sales, coupled with an increase in revenue from the FCNB Preferred credit programs. The 10% net sales increase, driven by favorable customer response to refined product offerings, included a 16% increase in direct net sales and a 5% increase in retail store net sales.

The direct sales channel is comprised of catalog and e-commerce sales. The increase in direct sales included a 12% increase in catalog net sales and a 309% increase in e-commerce net sales. Solid sales increases at Spiegel and Newport News, slightly offset by a decrease at Eddie Bauer, drove growth in catalog net sales. Eddie Bauer catalog sales were lower than the prior year, reflecting a planned decrease in pages circulated to marginal customers, which was partially offset by gains in productivity. All merchant divisions experienced an increase in e-commerce sales. Retail store net sales results included a 6% increase in Eddie Bauer comparable-store sales, reflecting positive customer response to stronger, more focused merchandise offerings and an improved inventory position compared to 1998.

Finance revenue for 1999 was 21% higher than the prior year, primarily due to growth in the portfolio as well as improved productivity. The average FCNB Preferred credit card receivables serviced increased 9% compared to 1998, due to higher sales at the merchant companies accompanied by an increase in customer utilization of FCNB Preferred credit programs. Additionally, the FCNB Preferred credit programs realized improved yields and lower charge-offs from reduced delinquencies, resulting in an increase in retained-interest income recognized as finance revenue from the Company's retained interests in securitized credit card receivables. Finance revenue included net pretax gains on the sale of receivables of $18,918 in 1999 compared to $11,757 in 1998.

Merchandising gross profit margin on net sales increased 490 basis points to 37.6% in 1999 from 32.7% in 1998. The improved margin performance, driven by Spiegel and Eddie Bauer, resulted from strong customer response to merchandise offerings and in turn, lower markdowns compared to the prior year.

The SG&A expense ratio benefited from the substantial increase in revenue, at 39.7% of total revenue for 1999, a 20 basis point improvement over 1998. Stringent cost controls and a higher level of sales productivity on catalog mailings drove the ratio improvement. The improvement was offset somewhat by incremental expense recorded to increase the allowance for doubtful accounts due to the substantial growth in FCNB Preferred credit card receivables. Additionally, the ratio declined despite non-recurring charges taken, primarily in the fourth quarter of 1999, to recognize the disposition of certain assets. These non-recurring charges increased the SG&A expense ratio by approximately 60 basis points in 1999 and included costs associated with the closure of seven Eddie Bauer stores in the United Kingdom as well as the write-off of certain impaired assets, primarily leasehold improvements, at Eddie Bauer and Spiegel.

Bankcard Segment

                                              2000              1999              1998
                                         ----------         ----------       ----------
Total revenue                            $ 179,772          $  80,873        $ 113,200

Operating income                         $  96,366          $  21,242        $  70,344
                                         ----------         ----------       ----------

2000 Compared With 1999

Bankcard revenue increased 122% to $179,772 in 2000, compared to $80,873 in 1999. The growth in revenue was primarily attributable to a 47% increase in average receivables owned, higher retained-interest income and an increase in net pretax gains on the sale of receivables. Finance charge income on average receivables serviced benefited from higher interest rates charged on variable-rate credit accounts due to increases in the prime interest rate. However, the net yield declined somewhat due to a lower credit fee yield. Retained-interest income increased significantly compared to the prior year, as the prior year was negatively impacted by an increase in charge-offs related to certain bankcard test programs. The Company sold an additional $374,000 of bankcard receivables in 2000. Net pretax gains on the sale of receivables, combined with adjustments to record retained interests at fair value, contributed $42,627 to finance revenue in 2000. Comparatively, finance revenue in 1999 was reduced by $3,158, as gains related to new securitizations were more than offset by losses recorded to adjust retained interests to fair value.

Operating income for the bankcard segment increased significantly in 2000 to $96,366, compared to $21,242 in 1999. In addition to the revenue growth described above, the bankcard segment benefited from improved charge-off rates, due in part to a shift in the portfolio mix to lower-risk credit products relative to the prior year.

1999 Compared With 1998

Bankcard revenue declined 29% in 1999 compared to the prior year. Overall, bankcard revenue from serviced receivables grew by 45% in 1999. However, total revenue decreased compared to the prior year, primarily due to the securitization of bankcard receivables. While net pretax gains on the sale of receivables of $33,571 favorably impacted revenue in 1998, revenue in 1999 was reduced by $3,158, reflecting minor revisions in the assumptions utilized to calculate net pretax gains. Excluding the impact of securitization activity, 1999 bankcard revenue increased 6% over 1998, driven by significant growth in the average receivables serviced.

Bankcard operating income declined in 1999 compared to the prior year, primarily due to lower revenue. This performance reflected non-comparable items that benefited the prior year, including the aforementioned gain recognition and the impact of certain bankcard test programs initiated in late 1997 and early 1998. In general, newly issued credit programs generate finance revenue without the immediate corresponding charge-offs associated with extending credit. Operating income in 1998 benefited from this initial phase, while the 1999 results reflected the full impact of these credit programs. Excluding these non-comparable items, bankcard earnings increased over the prior year, reflecting strong growth and favorable operating trends.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of credit card receivables and the issuance of debt and common stock. Total credit card receivables sold were $2,520,002 at December 30, 2000 and $1,639,981 at January 1, 2000.

Net cash provided by operating activities totaled $202,217 for 2000 compared to net cash used in operating activities of $149,193 for 1999. Cash provided by securitization activity increased $660,770 over the prior year, minimizing the need to fund the significant growth in credit card receivables through other sources. Excluding receivables, net cash flow from operations improved $11,475 compared to the prior year. Favorable operating results and cash provided by the issuance of jumbo certificates of deposit by the Company's special-purpose bank drove the improvement, substantially offset by increased investment in inventories to support sales growth and targeted service levels. Total inventories ended 2000 13% higher than 1999.

Net cash used in investing activities totaled $102,500 for 2000 compared to $70,813 for the prior year. Expenditures in the current year were comprised primarily of Eddie Bauer retail store expansion and remodeling, distribution facility upgrades and information technology-related equipment and development.

The Company maintains restricted cash accounts as necessary, representing reserve funds used as credit enhancement for specific classes of investor certificates issued in certain asset-backed securitization transactions. These restricted cash accounts are included in other assets in the Company's consolidated balance sheets. The discounted value of these accounts was $5,391 and $10,192 at December 30, 2000 and January 1, 2000, respectively. In 1998, restricted cash of $49,400 was released to the Company when the related asset-backed securitizations matured.

As of December 30, 2000, total debt was $794,571 compared to $781,036 as of January 1, 2000. The Company realized an increase in total debt in 2000, driven by funding requirements of its credit operations, primarily to support credit card receivable growth, and increased inventory levels. The Company plans to continue to utilize asset-backed securitization of credit card receivables as a source of funds to manage debt and help fund the growth of its credit businesses.

In April 2000, the Company announced it would resume regular quarterly dividend payments of $0.04 per share. Dividend payments totaled $15,822 in 2000.

In 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,993 were used primarily to fund working capital and investing needs.

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

The Company believes that its cash on hand, together with anticipated cash flows from operations, borrowings under its existing credit facilities, securitization of credit card receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

MARKET RISK

The Company is exposed to market risk from changes in interest rates, the securitization of credit card receivables and, to a lesser extent, foreign currency exchange rate fluctuations. In seeking to minimize risk, the Company manages exposure through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

Interest rates

The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's interest expense in 2000 would have changed by approximately $1,934. In addition, the Company occasionally utilizes derivative financial instruments to reach its targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $58,571 at December 30, 2000.

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to manage material market risk exposure.

Securitizations

In conjunction with its asset-backed securitizations, the Company recognizes gains representing the present value of estimated future cash flows that the Company expects to receive over the estimated outstanding securitization period. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the interest paid to certificate holders, contractual servicing fees and charge-offs along with the future finance charges and principal collections related to retained interests in securitized receivables. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control, and, as a result, could materially change in the near term. Additional information regarding the securitization of credit card receivables is included in Note 4 to the consolidated financial statements.

Foreign Currency Exchange Rates

The Company is subject to foreign currency exchange rate risk related to its Canadian operations, as well as its joint venture investments in Germany and Japan. The Company is party to certain transactions with the above joint ventures that are denominated in foreign currencies. The Company monitors the exchange rates related to these currencies on a continual basis and will enter into forward derivative contracts for foreign currency when deemed advantageous based on current pricing and historical information. The Company believes that its foreign exchange rate risk and the effect of this hedging activity are not material due to the size and nature of the above operations.

ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all quarters of all years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 to quarters of all years beginning after June 15, 2000. Due to its limited use of derivative instruments, the Company does not expect the adoption of the above standards to have a material effect on its consolidated results of operations or financial position. The Company will adopt SFAS No. 133 and No. 138, as required, in fiscal year 2001.

Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," supercedes SFAS No. 125. SFAS No. 140 establishes new conditions for an entity to be a qualifying special-purpose entity and clarifies under what conditions a transferor has retained effective control over transferred assets. The updated rules for transfers of financial assets are effective for transfers occurring after March 31, 2001 and generally do not affect the accounting for previous transfers. Early adoption of the new rules is not allowed. The Company does not expect adoption of SFAS No. 140 to have a material effect on its consolidated results of operations or financial position.

FORWARD-LOOKING STATEMENTS

This report contains statements that are forward-looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Words such as "expect," "plan," "believe," "anticipate" and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Potential risks and uncertainties include, but are not limited to, factors such as the financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of credit card receivables to fund operations, state and federal laws and regulations related to offering and extending credit, risks associated with collections on the Company's credit card portfolio, interest rate fluctuations, postal rate increases, paper or printing costs, the success of planned merchandising, advertising, marketing and promotional campaigns, and other factors that may be described in the Company's other filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information contained in Part II, Item 7. under the caption "Market Risk" on pages 15-16 of this Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
($000s omitted, except per share amounts)

                                                 December 30,       January 1,
                                                        2000             2000
                                                ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $   143,822      $    46,023
  Receivables, net                                 1,113,451          971,566
  Inventories                                        562,863          499,413
  Prepaid expenses                                   109,220          101,915
  Refundable income taxes                                  -            3,830
  Deferred income taxes                               52,858           41,397
                                                 ------------     ------------
    Total current assets                           1,982,214        1,664,144
Property and equipment, net                          347,557          333,852
Intangible assets, net                               142,730          148,143
Other assets                                         110,518           95,901
                                                 ------------     ------------
    Total assets                                 $ 2,583,019      $ 2,242,040
                                                 ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of debt                     $   107,714      $   214,464
  Accounts payable and accrued liabilities           813,553          644,455
  Income taxes payable                                26,637                -
                                                 ------------     ------------
    Total current liabilities                        947,904          858,919
Long-term debt, excluding current maturities         686,857          566,572
Deferred income taxes                                120,776           91,409
                                                 ------------     ------------
    Total liabilities                              1,755,537        1,516,900
                                                 ------------     ------------
STOCKHOLDERS' EQUITY:
 Class A non-voting common stock, $1.00 par
   value; authorized 16,000,000 shares;
   14,855,244 shares issued and outstanding at
   December 30, 2000; 14,849,244 shares
   issued and outstanding at January 1, 2000          14,855           14,849
 Class B voting common stock, $1.00 par value;
   authorized 121,500,000 shares; 117,009,869
   shares issued and outstanding                     117,010          117,010
 Additional paid-in capital                          329,015          328,984
 Accumulated other comprehensive loss                 (5,299)          (2,608)
 Retained earnings                                   371,901          266,905
                                                 ------------     ------------
    Total stockholders' equity                       827,482          725,140
                                                 ------------     ------------
    Total liabilities and stockholders' equity   $ 2,583,019      $ 2,242,040
                                                 ============     ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS

For years ended ($000s omitted, except per share amounts)

                                         December 30,      January 1,      January 2,
                                                2000            2000            1999
                                         ------------    ------------    ------------
NET SALES AND OTHER REVENUES
Net sales                                $ 3,061,151     $ 2,916,455     $ 2,641,956
Finance revenue                              366,366         245,999         251,233
Other revenue                                297,261         252,249         214,604
                                         ------------    ------------    ------------
                                           3,724,778       3,414,703       3,107,793

COST OF SALES AND OPERATING EXPENSES
Cost of sales, including buying
  and occupancy expenses                   1,889,631       1,821,235       1,776,845
Selling, general and
  administrative expenses                  1,564,897       1,389,630       1,245,105
                                         ------------    ------------    ------------
                                           3,454,528       3,210,865       3,021,950

Operating income                             270,250         203,838          85,843
Interest expense                              74,226          66,711          67,733
                                         ------------    ------------    ------------
Earnings before income taxes                 196,024         137,127          18,110
Income tax expense                            71,130          51,797           6,305
                                         ------------    ------------    ------------
Earnings before redemption of
  subsidiary preferred stock                 124,894          85,330          11,805
Redemption of subsidiary
  preferred stock                                  -               -           8,535
Earnings before cumulative effect        ------------    ------------    ------------
  of accounting change                       124,894          85,330           3,270
Cumulative effect of accounting change
  (net of income tax benefit of $2,503)        4,076               -               -
                                         ------------    ------------    ------------
Net earnings                             $   120,818     $    85,330     $     3,270
                                         ============    ============    ============
EARNINGS PER COMMON SHARE
Earnings per common share before
  cumulative effect of accounting change
     Basic and diluted                   $      0.95     $      0.65     $      0.03

Cumulative effect of accounting change
     Basic and diluted                          0.03               -               -
                                         ------------    ------------    ------------
Net earnings per common share
     Basic and diluted                   $      0.92     $      0.65     $      0.03
                                         ============    ============    ============
Weighted average common shares
  outstanding
     Basic                               131,861,808     131,813,183     128,656,398
                                         ============    ============    ============
     Diluted                             131,944,900     131,990,542     128,657,563
                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For years ended ($000s omitted)

                                              December 30,      January 1,       January 2,
                                                 2000             2000             1999
                                             -------------    --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                 $    120,818     $     85,330      $     3,270
Adjustments to reconcile net earnings
 to net cash provided by (used in)
 operating activities:
  Cumulative effect of accounting change            4,076                -                -
  Depreciation and amortization                    78,235           94,683           88,547
  Net pretax gains on sale of receivables         (70,974)         (15,760)         (45,328)
  Deferred income taxes                            17,820           42,252            4,687
Change in assets and liabilities:
    (Increase) decrease in receivables, net       (71,392)        (411,660)          64,558
    (Increase) decrease in inventories            (64,098)          (8,498)          17,841
    Increase in prepaid expenses                   (7,337)          (8,525)          (4,253)
    Increase in accounts payable
      and accrued liabilities                     164,602           66,918           43,215
    Increase (decrease) in income taxes            30,467            6,067           (3,833)
                                              ------------     ------------     ------------
Net cash provided by (used in)
  operating activities                            202,217         (149,193)         168,704
                                              ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment           (65,771)         (38,484)         (28,610)
Net (additions to) reductions in other assets     (36,729)         (32,329)          43,027
                                              ------------     ------------     ------------
Net cash provided by (used in)
  investing activities                           (102,500)         (70,813)          14,417
                                              ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                                  228,000          258,000           25,000
Payment of debt                                  (214,465)         (85,714)        (232,900)
Payment of dividends                              (15,822)               -                -
Issuance of Class A common shares                      37              596              466
Issuance of Class B common shares                       -                -           69,993
                                              ------------     ------------     ------------
Net cash provided by (used in)
  financing activities                             (2,250)         172,882         (137,441)
                                              ------------     ------------     ------------
Effect of exchange rate changes on cash               332            1,947           (2,062)
                                              ------------     ------------     ------------
Net change in cash and cash equivalents            97,799          (45,177)          43,618
Cash and cash equivalents at
  beginning of year                                46,023           91,200           47,582
Cash and cash equivalents at                  ------------     ------------     ------------
  end of year                                 $   143,822      $    46,023      $    91,200
                                              ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

    Interest                                  $    73,622      $    68,414      $    68,973
                                              ------------     ------------     ------------
    Income taxes                              $    29,868      $     4,764      $     5,631
                                              ------------     ------------     ------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($000s omitted)

                                                                                                         Accumulated
                                               Class A         Class B   Additional                            other
                                            non-voting          voting      paid-in       Retained     comprehensive
                                Total     common stock    common stock      capital       earnings              loss
                             ---------    -------------   ------------   ----------      ---------     -------------
BALANCES AT
  JANUARY 3, 1998            $ 565,600       $  14,660      $ 103,483     $ 271,645      $ 178,305      $  (2,493)
Comprehensive income
 Net earnings                    3,270             -              -             -            3,270            -
 Foreign currency
  translation                   (2,062)            -              -             -              -           (2,062)
                             ---------
Total comprehensive income       1,208
Issuance of 87,380
  Class A common shares            466              88            -             378            -              -
Issuance of 13,526,571
  Class B common shares         69,993             -           13,527        56,466            -              -
                             ---------       ---------      ---------     ---------      ---------      ---------
BALANCES AT
  JANUARY 2, 1999              637,267          14,748        117,010       328,489        181,575         (4,555)
Comprehensive income
 Net earnings                   85,330             -              -             -           85,330            -
 Foreign currency
  translation                    1,947             -              -             -              -            1,947
                             ---------
Total comprehensive income      87,277
Issuance of 101,400
  Class A common shares            596             101            -             495            -              -
                             ---------       ---------      ---------     ---------      ---------      ---------
BALANCES AT
  JANUARY 1, 2000              725,140          14,849        117,010       328,984        266,905         (2,608)
Comprehensive income
 Net earnings                  120,818             -              -             -          120,818            -
 Foreign currency
  translation                   (2,691)            -              -             -              -           (2,691)
                             ---------
Total comprehensive income     118,127
Dividends paid                 (15,822)            -              -             -          (15,822)           -
Issuance of 6,000
  Class A common shares             37               6            -              31            -              -
                             ---------       ---------      ---------     ---------      ---------      ---------
BALANCES AT
  DECEMBER 30, 2000          $ 827,482       $  14,855      $ 117,010     $ 329,015      $ 371,901      $  (5,299)
                             =========       =========      =========     =========      =========      =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000s omitted, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Spiegel, Inc. and its subsidiaries are referred to throughout this report as "The Spiegel Group," "the Group" or "the Company." The Spiegel Group is a leading international specialty retailer marketing fashionable apparel and home furnishings through catalogs, eight e-commerce sites and 598 specialty retail and outlet stores. The Company operates a special-purpose bank that offers private-label FCNB Preferred credit programs to customers of its merchant divisions and markets various bankcard credit programs nationwide.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's joint venture investments in Germany and Japan with affiliated companies of Otto Versand, a related party, are accounted for using the equity method as they are less than 50 percent owned. The operating results of these entities are not material to the Company. In 1999, a $5,000 charge was recorded representing the Company's proportionate share of the costs to discontinue a joint venture in the United Kingdom.

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 2000, 1999 and 1998 consisted of 52 weeks and ended on December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

MERCHANDISING REVENUE RECOGNITION

The Company records revenue at the point of sale for retail stores and at the time of shipment for catalog and e-commerce sales. Membership fee revenue related to discount clubs offered to merchandise customers is recognized in net sales over the term of the membership, which is 12 months. The Company provides for returns at the time of sale based upon projected merchandise returns or membership fee refunds. Amounts billed to customers for catalog and e-commerce shipping and handling are recorded as other revenue at the time of shipment.

FINANCE REVENUE RECOGNITION

Finance charge and fee revenue on credit card receivables owned is recorded as income when earned. Excess cash flows resulting from the Company's securitization activity are recorded as finance revenue when earned. Annual credit card fees are recognized as finance revenue over a 12-month period. Gains recognized on the sale of credit card receivables are recorded as finance revenue.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred related to the movement, preparation and shipment of products, including certain overhead costs, are classified as selling, general and administrative expense. Shipping and handling expense was $240,035, $217,910 and $199,115 in 2000, 1999 and 1998, respectively.
Occupancy costs related to distribution facilities are classified as cost of sales.

CASH AND CASH EQUIVALENTS

Cash equivalents represent short-term, highly liquid investments with original maturities of three months or less.

RECEIVABLES

Receivables consist primarily of FCNB Preferred credit card receivables generated in connection with the sale of the Company's merchandise as well as receivable balances generated from the bankcard credit programs offered by the Company's special-purpose bank. The Company's customer base is diverse in terms of both geographic and demographic coverage. At December 30, 2000, credit card receivables serviced were $3,323,505, of which 66 percent related to the Company's FCNB Preferred credit programs. The allowance for doubtful accounts is based upon management's evaluation of the collectability of credit card receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions. This allowance is continually reviewed by management.

SALE OF RECEIVABLES

The majority of the Company's credit card receivables are transferred to trusts that, in turn, sell certificates and notes representing undivided interests in the trusts to investors. The receivables are sold without recourse. Accordingly, no allowance for doubtful accounts related to the sold receivables is maintained by the Company. When the Company sells receivables in these securitizations, it retains interest-only strips, subordinated certificates, receivables and cash reserve accounts, all of which are included in retained interests in securitized receivables. Recognition of gain or loss on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Cash reserve accounts are maintained as necessary, representing reserve funds used as credit enhancement for specific classes of investor certificates issued in certain securitization transactions. The discounted value of these funds was included in other assets and totaled $5,391 and $10,192 at December 30, 2000 and January 1, 2000, respectively.

Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," supercedes SFAS No. 125. SFAS No. 140 establishes new conditions for an entity to be a qualifying special-purpose entity and clarifies under what conditions a transferor has retained effective control over transferred assets. The updated rules for transfers of financial assets are effective for transfers occurring after March 31, 2001 and generally do not affect the accounting for previous transfers. Early adoption of the new rules is not allowed. The Company does not expect adoption of SFAS No. 140 to have a material effect on its consolidated results of operations or financial position.

MARKETABLE SECURITIES

Marketable securities consist of the retained certificates issued by the trusts in conjunction with the securitization of the Company's credit card receivables. These debt securities, classified as trading and stated at fair market value, are included in net receivables.

INVENTORIES

Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined primarily by the average cost method or by the first-in, first-out method.

ADVERTISING COSTS

Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over the expected lives of the catalogs, which are less than one year. Unamortized costs as of December 30, 2000 and January 1, 2000 were $48,433 and $40,615, respectively, and are included in prepaid expenses. All other advertising costs for catalog, e-commerce, retail and credit operations are expensed as incurred. Total advertising expense, including the above mentioned catalog costs, was $499,373, $422,057 and $393,525 in 2000, 1999 and 1998, respectively.

STORE PRE-OPENING COSTS

Pre-opening costs for new stores are charged to operations as incurred.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Depreciable lives range from five to 40 years for buildings and improvements and three to 10 years for equipment, furniture and fixtures. Leasehold improvements are amortized over the lesser of the term of the lease or asset life.

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

INTANGIBLE ASSETS

Intangible assets represent principally trademarks and the excess of cost over the fair market value of net assets of businesses acquired (goodwill). On an annual basis, the Company amortizes these intangibles on a straight-line basis in relation to the anticipated benefits to be derived from the businesses acquired, not to exceed 40 years. Total accumulated amortization of these intangibles was $84,479 and $78,966 at December 30, 2000 and January 1, 2000, respectively. Management periodically considers whether there has been a permanent impairment in the value of goodwill and trademarks by evaluating various factors, including current and projected future operating results and cash flows. The Company does not believe there has been any material impairment in the carrying value of its goodwill and trademarks.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's Canadian subsidiary and international joint ventures are translated into U.S. dollars using the exchange rate in effect at the end of the fiscal year for assets and liabilities and at the average exchange rates in effect during the period for results of operations and cash flows. The related unrealized gains or losses resulting from translation are reflected as a component of accumulated other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of earnings as incurred.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company selectively uses non-leveraged, off-balance-sheet derivative instruments primarily to manage its market and interest-rate risk, and does not hold derivative positions for trading purposes. Current derivative positions consist of non-leveraged, off-balance-sheet interest rate swaps that are accounted for by recording the net interest paid as interest expense on a current basis. The Company also uses foreign currency forward contracts to manage foreign exchange rate risk related to specific transactions with its international joint venture operations. The change in fair value of these short-term forward contracts is recognized in income when the related foreign currency transaction occurs and is not considered significant.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the revolving nature of the credit card portfolios, management believes that the current carrying value of credit card receivables approximates fair value. The average interest rate collected on the receivables approximates the current market rates on new accounts.

In the absence of quoted market prices for retained interests in credit card securitizations, the Company estimates the fair value based on the present value of the future expected cash flows. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the interest paid to certificate holders, contractual servicing fees and charge-offs, and also include the estimated future finance charges and principal collections related to interests in the credit card receivables retained by the Company. These estimates are calculated utilizing the current performance trends of the receivables portfolios, combined with management's best estimates of the key assumptions: portfolio yield, charge-offs, liquidation rates, interest rates and discount rates commensurate with the risks involved. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control and, as a result, could materially change in the near term.

The carrying amounts of other financial assets and liabilities approximates fair value due to the short-term maturities of these assets and liabilities. The fair value of long-term debt and related derivative financial instruments is discussed in Note 7.

SYSTEMS DEVELOPMENT COSTS

Significant systems development costs are capitalized and amortized on a straight-line basis over the useful life of the asset, not to exceed three-years. Costs, net of accumulated amortization, included in other assets as of December 30, 2000 and January 1, 2000 were $37,166 and $29,201, respectively. Related amortization expense recognized in 2000, 1999 and 1998 was $12,400, $12,856 and $11,223, respectively.

CREDIT CARD ACCOUNT ACQUISITION EXPENSES

Credit card account acquisition expenses are deferred and recognized in selling, general and administrative expense on a straight-line basis over a 12-month period.

EMPLOYEE PENSION PLANS

Company policy is to, at a minimum, fund the pension plans to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation using the intrinsic value method as discussed in Note 8.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share (EPS) is computed by dividing net earnings by the weighted average number of both classes of common shares outstanding during the year. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to all potentially dilutive employee stock options that were outstanding during the period using the treasury stock method.

The computation of diluted EPS excludes options to purchase 373,875, 350,570 and 1,151,575 shares of common stock that were outstanding at year-end 2000, 1999 and 1998, respectively, because the options' exercise prices were greater than the average market price of the common shares.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified from amounts previously reported to conform with the 2000 presentation.

In response to Emerging Issues Task Force Issue No. 00-10, prior year amounts have been adjusted to reflect the reclassification of shipping and handling revenue from selling, general and administrative expense to other revenue.

2. ACCOUNTING PRINCIPLE CHANGE

In consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company changed its revenue recognition policy for a discount club membership program. Under the new accounting method, the Company will defer recognition of membership fee revenue, offset with direct costs that are incremental to the membership sale, over the 12-month term of the membership. The Company recorded a non-cash charge of $4,076 (net of income tax benefit of $2,503) for the cumulative effect of the accounting change at the beginning of 2000. Net earnings in 2000 included a non-cash charge of $561 (net of income tax benefit of $339) related to the accounting change.

The Company's deferred revenue and refund liability related to the discount club membership program are included in other liabilities. The following table presents the deferred revenue and refund liability, as if the accounting change had been in effect for each year:

                                    2000         1999         1998
                                 --------     --------     --------
Beginning of year                $ 9,090      $ 8,505      $ 8,055
Membership fees received          17,771       15,420       14,084
Membership fees recognized       (16,737)     (14,968)     (13,902)
Adjustment to refund liability      (124)         133          268
                                 --------     --------     --------
End of year                      $10,000      $ 9,090      $ 8,505
                                 ========     ========     ========

3. RECEIVABLES

Receivables consist of the following:

                                                       2000             1999
                                                   ------------     ------------
COMPOSITION OF CREDIT CARD RECEIVABLES:
Receivables serviced                               $ 3,323,505      $ 2,381,154
Receivables securitized                             (3,083,697)      (1,963,318)
                                                   ------------     ------------
Receivables with no certificates issued                239,808          417,836
                                                   ------------     ------------
COMPOSITION OF RECEIVABLES, NET:
Receivables with no certificates issued                239,808          417,836
Retained subordinated interests,
   at fair value                                       563,695          323,337
                                                   ------------     ------------
Receivables owned                                      803,503          741,173

Interest-only strips                                   227,812          156,229
Less allowance for returns on FCNB Preferred
  credit sales                                         (29,812)         (28,496)
Less allowance for doubtful accounts                   (14,364)         (23,738)
Other receivables, net                                 126,312          126,398
                                                   ------------     ------------
Receivables, net                                   $ 1,113,451      $   971,566
                                                   ============     ============

4. SALE OF RECEIVABLES

The Company has established trusts for the purpose of routinely securitizing credit card receivables. The Company retains interest-only strips, subordinated investor certificates, receivables and cash reserve accounts resulting from these securitizations. The Company also maintains responsibility for servicing the securitized receivables and receives annual servicing fees of 2 percent of all receivables transferred to the trusts. This servicing fee reflects the fair market value for these servicing rights; accordingly, the Company does not record servicing assets or liabilities. The investors and the securitization trusts have no recourse to the Company's other assets for failure of credit card debtors to meet payment obligations. Certain of the Company's retained interests are subordinate to investors' interests. The value of the retained interests is subject to credit, payment- and interest-rate risk on the transferred financial assets.

Net pretax gains, including gains on the sale of credit card receivables and adjustments to fair value of the Company's retained interests in securitized receivables, were $70,974, $15,760 and $45,328 in 2000, 1999 and 1998, respectively.

RETAINED INTERESTS
Retained interests in securitized receivables consist of the following:

                                        2000         1999
                                   ----------   ----------
Preferred:
Retained subordinated
   certificates and receivables    $ 448,693    $ 264,220
Interest-only strip                  142,585      113,629
Cash reserve accounts                  5,391       10,192
                                   ----------   ----------
Total retained interests in
   securitized receivables         $ 596,669    $ 388,041
                                   ==========   ==========

Bankcard:
Retained subordinated
   certificates and receivables    $ 115,002    $  59,117
Interest-only strip                   85,227       42,600
                                   ----------   ----------
Total retained interests in
   securitized receivables         $ 200,229    $ 101,717
                                   ==========   ==========

Key economic assumptions used to value the retained interests resulting from the securitization of credit card receivables were as follows (rates per annum):

                                          2000            2000
                                  -------------    -------------
Key Assumptions                      Preferred        Bankcard
----------------                  -------------    -------------
Liquidation Rates:
  Month 1                                 1.26%            9.37%
  Months 2-9(range for period)     3.34 - 5.90%     2.42 - 8.67%
  Months 10 through
   completed liquidation                  5.90%            9.41%
Weighted average life (in months)        14.17            10.49
Expected charge-offs                     12.18%           10.60%
Servicing fee                             2.00%            2.00%
Discount rate                            15.00%           13.00%
Weighted average interest rate
  paid to investors                       6.54%            6.35%
Implied interest rate on
  non-interest-bearing retained
  subordinated interests                  9.00%            8.00%
                                   -----------------------------


SECURITIZATION STRUCTURE
The asset-backed certificates and notes have been issued at either floating rates or at fixed rates. Amounts securitized by rate-type at original issue were as follows:

                                        2000             2000
                                    ------------     ------------
Rate Type                             Preferred         Bankcard
----------                          ------------     ------------
Floating rates                      $ 1,076,002      $   594,000
Fixed rates                             600,000          250,000
Zero coupon retained certificates       448,693          115,002
                                    ------------     ------------
Receivables securitized             $ 2,124,695      $   959,002
                                    ============     ============

In certain transactions the securitization trusts have entered into interest rate swap arrangements to convert floating rate certificates to fixed rate certificates.

SENSITIVITY ANALYSIS
At December 30, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                  Preferred       Bankcard
                                                 -----------     ----------
Fair value of retained interests                 $  596,669      $ 200,229
Weighted-average life (in months)                     14.17          10.49
LIQUIDATION RATE ASSUMPTIONS (1)
  Impact on fair value of 10% adverse change     $   (7,874)     $  (5,783)
  Impact on fair value of 20% adverse change     $  (14,799)     $ (10,813)

EXPECTED CHARGE-OFFS (ANNUAL RATE)                    12.18%         10.60%
  Impact on fair value of 10% adverse change     $  (31,542)     $  (9,430)
  Impact on fair value of 20% adverse change     $  (62,300)     $ (18,704)

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL RATE)       15.00%         13.00%
  Impact on fair value of 10% adverse change     $   (3,001)     $    (971)
  Impact on fair value of 20% adverse change     $   (5,912)     $  (1,923)

WEIGHTED AVERAGE INTEREST PAID TO INVESTORS            6.54%          6.35%
  Impact on fair value of 10% adverse change     $   (8,263)     $  (3,364)
  Impact on fair value of 20% adverse change     $  (16,526)     $  (6,728)
                                                 --------------------------

(1)      See preceding key assumptions table.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may lower liquidation rates and increase charge-offs), which might magnify or counteract the sensitivities.

CASH FLOWS FROM SECURITIZATIONS

Cash flows received from securitization trusts during 2000 were as follows:

                                     Preferred       Bankcard          Total
                                    -----------     -----------     -----------
Proceeds from new securitizations
  and gross proceeds from sale of
  certificates and notes            $1,309,200      $  574,000      $1,883,200
Proceeds from collections
 reinvested in previous
 credit card securitizations           847,962         984,076       1,832,038
Servicing fees received                 34,019          13,802          47,821
Other cash flows received
 on retained interests              $  228,158      $  119,580      $  347,738
                                    -----------     -----------     -----------

Other cash flows represents the total cash flows received from retained interests by the transferor other than servicing fees. Other cash flows include, for example, all cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

CHARGE-OFFS

Actual and projected charge-offs are as follows:

Year              Preferred       Bankcard
------------     -----------     ----------
Projected:
2001                  12.2%          10.6%
Historical:
2000                   9.3%          10.1%
1999                   7.9%          11.8%
1998                   9.2%           9.9%

Historical loss and delinquency amounts for the managed portfolio at December 30, 2000:

                                       Preferred          Bankcard
                                      ------------      ------------
COMPOSITION OF RECEIVABLES SERVICED:
Principal balances                    $ 2,108,302       $ 1,096,790
Accrued finance charges and fees           71,925            46,488
                                      ------------      ------------
Receivables serviced                    2,180,227         1,143,278
                                      ------------      ------------
COMPOSITION OF RECEIVABLES HELD
  IN TRUSTS:
Receivables sold to investors           1,676,002           844,000
Retained certificates                     448,693           115,002
Receivables owned and held in trusts        5,791           148,290
                                      ------------      ------------
Receivables held in trusts              2,130,486         1,107,292
                                      ------------      ------------
Receivables held in portfolio         $    49,741       $    35,986
                                      ============      ============

Receivables >60 days past due         $   191,590       $    78,607

Net charge-offs                       $   170,559       $    86,711
                                      ------------      ------------

Certain restrictions exist related to securitization transactions that protect certificate holders against declining performance of the credit card receivables. In the event performance declines outside stated parameters and waivers are not granted by certificate holders, note holders and/or credit enhancement providers, a rapid amortization of the certificates could potentially occur. At December 30, 2000, the credit card receivables were performing within established guidelines.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          2000              1999
                                                       ----------        ----------
Land                                                   $  19,790         $  19,450
Buildings and improvements                               153,340           146,819
Equipment, furniture and fixtures                        280,039           256,988
Leasehold improvements                                   177,710           170,751
                                                       ----------        ----------
                                                         630,879           594,008
Less accumulated depreciation and amortization          (312,037)         (282,781)
                                                       ----------        ----------
                                                         318,842           311,227
Construction in process                                   28,715            22,625
                                                       ----------        ----------
Property and equipment, net                            $ 347,557         $ 333,852
                                                       ==========        ==========

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                          2000              1999
                                                       ----------        ----------
Trade payables                                         $ 258,804         $ 225,859
Deposits                                                 190,906            79,475
Gift certificates and
  other customer credits                                  54,067            49,183
Salaries, wages and employee benefits                    110,254            91,377
General taxes                                             72,205            87,413
Allowance for future returns                              35,334            34,525
Other liabilities                                         91,983            76,623
                                                       ----------        ----------
Total accounts payable and accrued liabilities         $ 813,553         $ 644,455
                                                       ==========        ==========

Deposits represent jumbo certificates of deposit issued by First Consumers National Bank, the Company's special-purpose bank, and include secured credit card customer deposits.

7. DEBT

The following is a summary of the Company's debt:

                                                         2000                1999
                                                      ----------         -----------
NOTES PAYABLE:
Revolving credit agreement                           $  286,000          $  258,000
Term loan agreements, 6.95% to 8.81%,
  due March 17, 2001 through July 31, 2007              448,571             334,286
Subordinated notes,
  paid June 30, 2000                                          -             128,750
Secured notes, 7.25% to 7.35%,
  due November 15, 2001 through
  November 15, 2005                                      60,000              60,000
                                                      ----------         -----------
  Total debt                                            794,571             781,036
Less current maturities of debt                        (107,714)           (214,464)
                                                     -----------         -----------
Total debt, excluding current maturities             $  686,857          $  566,572
                                                     ===========         ===========

The Company has a $750,000 revolving credit agreement with a group of banks. The commitment is comprised of two components, including a $600,000 long-term agreement maturing in July 2003 and a $150,000 364-day agreement maturing in June 2001. Fees are variable and are based on the total commitment. Commitment fees totaled $1,295, $1,678 and $1,902 in 2000, 1999 and 1998, respectively.
Borrowings under this commitment averaged $386,805 with a maximum of $716,000 during 2000. The effective annual interest rate was 7.42 percent in 2000, excluding the previously mentioned commitment fees.

Interest rate swap contracts are used selectively to hedge the underlying interest risks on various term loans. At December 30, 2000, these interest rate swap agreements had effective and termination dates from March 1995 to March 2005. The notional principal amounts of these agreements totaled $58,571 and $64,286 at the end of 2000 and 1999, respectively. At December 30, 2000 and January 1, 2000, the fair value of these swap agreements was $2,805 and $1,414, respectively. These values were obtained from financial institutions and represent the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and risks of the transactions. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions. These interest rate swaps in total increased interest expense by $715, $1,194 and $1,264 in 2000, 1999 and 1998, respectively.

Additionally, the Company has letter of credit facilities to support the purchase of inventories. Letter of credit commitments outstanding were $94,800 and $84,064 at December 30, 2000 and January 1, 2000, respectively. At December 30, 2000, there was an additional $55,500 of commitments available for the issuance of letters of credit. The Company also had available undrawn standby letter of credit facilities at December 30, 2000, totaling approximately $3,656 to support certain leasing arrangements.

The fair value of the Company's total debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, was approximately $814,231 at December 30, 2000.

Certain credit agreements have restrictive covenants, including limitations on the payment of dividends. At December 30, 2000, the Company was in compliance with such covenants.

Aggregate maturities of long-term debt are as follows:

           Fiscal Year                                  Amount
           -----------                               ----------
           2001                                      $ 107,714
           2002                                         68,714
           2003                                        363,214
           2004                                         54,714
           2005                                        144,715
           and thereafter                               55,500
                                                     ----------
           Total debt                                $ 794,571
                                                     ==========

8. EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

The Spiegel, Inc. Salaried Employee Incentive Stock Option Plan, established in 1998 to replace an expiring plan, provides for the issuance of options to purchase up to 1,000,000 shares of Class A non-voting common stock to certain salaried employees. Under the plan, participants are granted options to purchase shares of the specified stock at the fair market value at the date of grant. The options vest at the rate of 20 percent per year and expire 10 years after issuance. At December 30, 2000, options outstanding under the current plan and the expired plan were 614,000 and 484,080, respectively. The Company also has a non-qualified stock option plan in place for certain former employees. Options are transferred from the qualified plan to the non-qualified plan 90 days after the date of separation. Options outstanding under the non-qualified plan were 315,000 at December 30, 2000. The following presentations of total options outstanding include all aforementioned stock option plans.

A summary of the changes in the options outstanding is as follows:

                                                                       Average
                                             Shares       Amount        Price
                                            ----------   ----------   ----------
Outstanding at January 3, 1998              1,383,700    $  11,427    $    8.26
  Granted                                     174,000        1,044         6.00
  Exercised                                   (87,380)        (466)        5.33
  Canceled                                   (266,860)      (2,264)        8.48
                                            ----------   ----------   ----------
Outstanding at January 2, 1999              1,203,460        9,741         8.09
  Granted                                     223,000        1,539         6.90
  Exercised                                  (101,400)        (596)        5.87
  Canceled                                   (118,980)      (1,121)        9.42
                                            ----------   ----------   ----------
Outstanding at January 1, 2000              1,206,080        9,563         7.93
  Granted                                     241,000        1,056         4.38
  Exercised                                    (6,000)         (38)        6.35
  Canceled                                    (28,000)        (198)        7.07
                                            ----------   ----------   ----------
OUTSTANDING AT DECEMBER 30, 2000            1,413,080    $  10,383    $    7.35
                                            ==========   ==========   ==========

Total stock options authorized but unissued at December 30, 2000 were 385,600.

The following table summarizes information about options outstanding and exercisable at December 30, 2000:

                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                 -----------------------------------------------  -----------------------------
Range of                      Weighted Average
Exercise              Number         Remaining  Weighted Average       Number  Weighted Average
  Prices         Outstanding  Contractual Life    Exercise Price  Exercisable    Exercise Price
---------------- ------------ ----------------  ----------------  ------------ -----------------
$ 4.00 to $ 7.99  1,043,580      7.0 years          $ 5.98           373,080        $ 6.57
$ 8.00 to $11.99    324,000      1.7 years          $ 9.66           314,000        $ 9.65
$12.00 to $23.00     45,500      1.4 years          $22.25            45,500        $22.25
                 -----------                                       ----------
                  1,413,080      5.6 years          $ 7.35           732,580        $ 8.86
                 ===========                                       ==========

The Company follows the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. If compensation expense had been determined based on the estimated fair value of the options at the grant date as prescribed by SFAS No. 123, the proforma effect on the Company's net income would have been a reduction of $170, $372 and $274 in 2000, 1999 and 1998, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The resulting compensation expense is amortized over the vesting period.

The option grant fair values and assumptions used to determine such values are as follows:

Options granted during                      2000       1999       1998
---------------------------                ------     ------     ------
Weighted average fair value
  at grant date                            $1.87      $3.66      $2.46
Assumptions:
  Risk free interest rate                   5.88%      6.42%      4.50%
  Expected dividend yield                   2.06%      1.58%      3.60%
  Expected volatility                      60.49%     63.14%     60.26%
  Expected term (in years)                     5          5          5

RETIREMENT PLANS

The Company's retirement plans consist of noncontributory defined benefit pension plans and contributory defined post-retirement benefit health care and life insurance plans. The Company also sponsors a noncontributory supplemental retirement program for certain executives and other defined contribution plans, including 401(K) plans, a profit sharing plan and thrift plans. In 1998, the Company recognized additional costs associated with the curtailment of retirement plans, including special termination benefits, due to the consolidation of certain operations. The cost of these programs and the balances of plan assets and obligations are shown below:

                                         Pension Benefits            Other Benefits
                                           2000      1999            2000      1999
ASSETS AND OBLIGATIONS                 --------  --------        --------  --------
CHANGE IN BENEFIT OBLIGATION:
Beginning of year                       $55,797   $59,038         $ 9,748   $ 9,909
Service cost                                190       253             351       422
Interest cost                             4,118     3,946             705       689
Actuarial gain                             (214)     (466)           (592)     (616)
Benefits paid                            (5,615)   (7,586)           (595)     (656)
Plan amendments                               -       612               -         -
                                        --------  --------        --------  --------
End of year                              54,276    55,797           9,617     9,748
                                        --------  --------        --------  --------
FAIR VALUE OF PLAN ASSETS:
Beginning of year                        61,352    61,430               -         -
Actual return on plan assets              5,609     7,508               -         -
Employer contributions                        -         -             595       656
Benefits paid                            (5,615)   (7,586)           (595)     (656)
                                        --------  --------        --------  --------
End of year                              61,346    61,352               -         -
                                        --------  --------        --------  --------
NET AMOUNT RECOGNIZED:
Funded Status                             7,070     5,555          (9,617)   (9,748)
Unrecognized net actuarial loss           5,789     6,354           1,139     2,118
Unrecognized transition obligation
  and prior service cost                    756     1,036            (845)   (1,131)
                                        --------  --------        --------  --------
Prepaid (accrued) benefit cost          $13,615   $12,945         $(9,323)  $(8,761)
                                        ========  ========        ========  ========

                                          2000         1999        1998
EXPENSE                                --------     --------    --------
PENSION:
Service cost                           $   190      $   253     $   358
Interest cost                            4,118        3,946       3,998
Expected return on plan assets          (5,282)      (5,289)     (5,379)
Amortization of transition obligation      212          212         212
Recognized net actuarial loss               24          489         204
Amortization of prior service cost          67            -           -
Loss due to curtailment                      -            -       1,957
                                       --------     --------    --------
Total pension (income) cost               (671)        (389)      1,350
                                       --------     --------    --------
HEALTH CARE AND LIFE INSURANCE:
Service cost                               351          422         439
Interest cost                              705          689         644
Recognized net actuarial loss               63          150          72
Amortization of prior service cost         (57)         (88)        (18)
                                       --------     --------    --------
Total health care and life insurance     1,062        1,173       1,137
                                       --------     --------    --------

Defined contribution plans              30,088       25,950      15,325
                                       --------     --------    --------
Total retirement plan expense          $30,479      $26,734     $17,812
                                       ========     ========    ========

ACTUARIAL ASSUMPTIONS

Expected return on plan assets               9%           9%          9%
Health care trend rate                       6%           7%          8%
Discount rate                             7.75%        7.75%          7%

For measurement purposes, a 6 percent annual rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) was assumed for 2000 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation and related expense by $422 and $77, respectively. A one-percentage-point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation and related expense by $393 and $69, respectively.

9. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is routinely involved in a number of legal proceedings and claims that cover a wide range of matters. In the opinion of management, the outcome of these matters is not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

LEASE COMMITMENTS

The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms are generally 10 years and many contain renewal options. Many of the retail store leases provide for minimum annual rentals plus additional rentals based upon percentages of sales, which range from 3 percent to 5 percent. The Company also sublets certain leased office space to unrelated third parties. Rent expense consisted of the following:

                                            2000        1999        1998
                                        ---------   ---------   ---------
Minimum rentals                         $150,430    $147,869    $139,798
Percentage rentals                           464       1,079       1,836
Less sublease income                      (4,757)     (3,680)       (569)
                                        ---------   ---------   ---------
Net rental expense                      $146,137    $145,268    $141,065
                                        =========   =========   =========

Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 30, 2000 are as follows:

           Fiscal Year                                  Amount
           -----------                               ----------
           2001                                      $ 134,491
           2002                                        119,323
           2003                                        112,351
           2004                                        103,112
           2005                                         91,212
           and thereafter                              304,149
                                                    ----------
           Total minimum lease payments                864,638
           Less minimum sublease income                (35,860)
                                                    ----------
           Net minimum lease payments                $ 828,778
                                                    ==========

10. INCOME TAXES

Earnings before income taxes is composed of the following:

                       2000           1999           1998
                   ----------     ----------     ----------
Domestic           $ 195,028      $ 137,201      $  19,247
Foreign                  996            (74)        (1,137)
                   ----------     ----------     ----------
Total              $ 196,024      $ 137,127      $  18,110
                   ==========     ==========     ==========


The components of income tax expense are as follows:

                      2000           1999            1998
                  ---------      ---------      ----------
CURRENT:
  Federal         $ 41,722       $  7,028       $   4,247
  State              8,652          2,277          (1,536)
  Foreign              347            240          (1,092)
                  ---------      ---------       ---------
Total current       50,721          9,545           1,619
                  ---------      ---------       ---------
DEFERRED:

  Federal           19,191         38,867           7,275
  State              1,348          3,620          (3,197)
  Foreign             (130)          (235)            608
                  ---------      ---------       ---------
Total deferred      20,409         42,252           4,686
                  ---------      ---------       ---------
                  $ 71,130       $ 51,797        $  6,305
                  =========      =========       =========


The differences between the provision for income taxes at the statutory rate and the amounts shown in the consolidated statements of earnings are as follows:

                                      2000                1999                 1998
                                Amount  Percent     Amount  Percent     Amount   Percent
                              --------- --------  --------- --------  --------- ---------
Statutory rate                $ 68,608     35.0%  $ 47,994     35.0%   $ 6,339      35.0%
State income tax (net of
  federal income tax benefit)    1,819      1.0      3,475      2.5         91       0.5
Amortization of nondeductible
 goodwill and other items        1,452      0.7      1,179      0.9      1,031       5.7
Changes in estimates of
  previously provided taxes          -        -          -        -       (756)     (4.2)
Tax credits                       (749)    (0.4)      (851)    (0.6)      (400)     (2.2)
                              --------- --------  --------- --------  --------- ---------
Effective tax rate            $ 71,130     36.3%  $ 51,797     37.8%   $ 6,305      34.8%
                              ========= ========  ========= ========   ========  ========

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  2000           1999
                                              ---------      ---------
DEFERRED TAX ASSETS:
  Allowance for doubtful accounts            $  17,332      $  10,270
  Allowance for the gross profit
    on estimated future returns                 13,191         12,681
  Reserve for separations                        3,931          4,196
  Accruals for compensated absences              5,309          4,197
  Reserve for self insurance                     1,275          1,423
  Reserve for inventory losses                  16,753         10,156
  Post-retirement benefit obligation             3,838          3,537
  Capitalized overhead in inventory              1,809          3,610
  Other                                          5,470          6,307
                                              ---------      ---------
                                                68,908         56,377
                                              ---------      ---------
DEFERRED TAX LIABILITIES:
  Property and equipment                        35,360         32,435
  Prepaid and deferred expenses                  4,567          6,861
  Interest-only strips                          83,080         57,320
  Earned but unbilled finance charges            7,736          4,647
  Deferred rent obligation                       6,083          5,126
                                              ---------      ---------
                                               136,826        106,389
                                              ---------      ---------
Net deferred tax liabilities                 $  67,918      $  50,012
                                              =========      =========

Management believes that realization of the deferred tax assets through future taxable earnings or alternative tax strategies is more likely than not.

11. STOCKHOLDERS' EQUITY

In April 2000, the Company resumed quarterly dividend payments of $0.04 per share.

In 1998, the Company issued 13,526,571 shares of Class B voting common stock to its majority shareholder, Spiegel Holdings, Inc. The net proceeds of $69,993 were used primarily to fund working capital and investing needs.

12. SUBSIDIARY PREFERRED STOCK

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

13. SEGMENT REPORTING

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

The merchandising segment is an aggregation of Eddie Bauer, Newport News and Spiegel. These divisions offer apparel, home furnishings and other merchandise through catalogs, e-commerce sites and retail stores. The merchandising segment also includes the results of the FCNB Preferred credit programs, which provide private-label credit services to customers of the merchant divisions.

The bankcard segment represents the bankcard operations of First Consumers National Bank, the Company's special-purpose bank.

BUSINESS SEGMENT COMPARISONS

                                                 2000            1999             1998
                                         -------------   -------------    -------------
REVENUE:
  Merchandising                          $  3,545,006     $ 3,333,830      $ 2,994,593
  Bankcard                                    179,772          80,873          113,200
                                         -------------   -------------    -------------
Total revenue                            $  3,724,778     $ 3,414,703      $ 3,107,793
                                         -------------   -------------    -------------
OPERATING INCOME:
  Merchandising                          $    179,291     $   189,960      $    21,601
  Bankcard                                     96,366          21,242           70,344
                                         -------------   -------------    -------------
Total segment operating income                275,657         211,202           91,945
Premium on acquisitions                        (5,407)         (7,364)          (6,102)
                                         -------------   -------------    -------------
Total operating income                        270,250         203,838           85,843
Interest expense                               74,226          66,711           67,733
                                         -------------   -------------    -------------
Earnings before income taxes             $    196,024     $   137,127      $    18,110
                                         =============   =============    =============

ASSETS:

  Merchandising                          $  1,904,952     $ 1,769,333      $ 1,527,024
  Bankcard                                    527,934         317,166          167,331
  Premium on acquisitions                     150,133         155,541          162,905
                                         -------------   -------------    -------------
Total assets                             $  2,583,019     $ 2,242,040      $ 1,857,260
                                         =============   =============    =============

NET PRETAX GAINS ON THE SALE OF
 RECEIVABLES:

  Merchandising                          $     28,347     $    18,918      $    11,757
  Bankcard                                     42,627          (3,158)          33,571
                                         -------------   -------------    -------------
Total net pretax gains on the sale of
 receivables                             $     70,974     $    15,760      $    45,328
                                          =============   =============    =============

DEPRECIATION AND AMORTIZATION:
  Merchandising                          $     70,379     $    85,429      $    80,896
  Bankcard                                      2,449           1,890            1,549
  Premium on acquisitions                       5,407           7,364            6,102
                                         -------------   -------------    -------------
Total depreciation and amortization      $     78,235     $    94,683      $    88,547
                                         =============   =============    =============

NET ADDITIONS TO PROPERTY AND EQUIPMENT:
  Merchandising                          $     63,862     $    33,789      $    22,414
  Bankcard                                      1,909           4,695              196
                                         -------------   -------------    -------------
Total net additions to property
  and equipment                          $     65,771     $    38,484      $    28,610
                                         =============   =============    =============

STATEMENT OF MANAGEMENT RESPONSIBILITY

We have prepared the accompanying consolidated financial statements and related information for the fiscal years 2000, 1999 and 1998. The opinion of the Company's independent auditors, KPMG LLP, on those financial statements follows. The primary responsibility for the integrity and objectivity of the financial information included in this annual report rests with management. Such information was prepared in accordance with accounting principles generally accepted in the United States of America and appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

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

KPMG LLP, an independent auditing firm, has been engaged to audit the consolidated financial statements and to render an opinion as to their conformity with accounting principles generally accepted in the United States of America. They conducted their audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that they plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. KPMG LLP is a member of the SEC Practice Section of the American Institute of Certified Public Accountants.

The Board of Directors pursues its responsibility for these financial statements through its audit committee, composed of directors who are not employees of Spiegel, Inc. or its subsidiaries, which meets periodically with both management and the independent auditors to ensure that each is carrying out its responsibilities. KPMG LLP and the internal audit department have free access to the audit committee, with and without the presence of management.

REPORT OF INDEPENDENT AUDITORS
THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SPIEGEL, INC.:

We have audited the accompanying consolidated balance sheets of Spiegel, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiegel, Inc. and subsidiaries as of December 30, 20000 and January 1, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recording revenue for discount club memberships.

/s/ KPMG LLP

Chicago, Illinois
February 14, 2001

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
($000s omitted, except per share amounts)

2000                          First          Second           Third          Fourth     Total Year
---------------------   ------------    ------------    ------------    ------------   ------------
Net sales and
 other revenues (1)     $   770,371     $   869,731     $   810,600     $ 1,274,076    $ 3,724,778
Operating income             46,545          56,575          43,573         123,557        270,250
Earnings before
  cumulative effect
  of accounting change       20,216          25,840          13,471          65,367        124,894
Cumulative effect of
  accounting change
  (net of income tax
   benefit of $2,503)         4,076               -               -               -          4,076
Net earnings            $    16,140     $    25,840     $    13,471     $    65,367    $   120,818
Earnings per share
  before cumulative
  effect of
  accounting change
   Basic and diluted    $      0.15     $      0.20     $      0.10     $      0.50    $      0.95
Cumulative effect of
  accounting change
   Basic and diluted           0.03               -               -               -           0.03
Net earnings per
  common share
   Basic and diluted    $      0.12     $      0.20     $      0.10     $      0.50    $      0.92
Weighted average
  common shares
  outstanding
    Basic               131,859,113     131,859,388     131,864,113     131,864,618    131,861,808
    Diluted             131,985,828     131,981,831     131,974,593     131,886,357    131,944,900
MARKET PRICE DATA
  High                  $      9.50     $      9.06     $      8.75     $      7.81    $      9.50
  Low                   $      6.31     $      6.00     $      6.50     $      3.03    $      3.03


1999                          First          Second           Third          Fourth     Total Year
---------------------   ------------    ------------    ------------    ------------   ------------
Net sales and
 other revenues (1)     $   667,199     $   803,689     $   752,272     $ 1,191,543    $ 3,414,703
Operating income (loss)      (2,728)         43,027          24,701         138,838        203,838
Net earnings (loss)         (10,012)         16,480           4,193          74,669         85,330
Net earnings (loss)
 per common share
   Basic and diluted    $     (0.08)    $      0.13     $      0.03     $      0.57    $      0.65
Weighted average
  common shares
  outstanding
   Basic                131,788,511     131,801,423     131,805,972     131,856,825    131,813,183
   Diluted              131,892,452     131,911,572     132,004,689     132,145,314    131,990,542

MARKET PRICE DATA
  High                  $     10.00    $       9.25     $     10.56     $     15.13    $     15.13
  Low                   $      5.38    $       5.00     $      7.75     $      6.00    $      5.00

(1) Certain prior year amounts have been reclassified from amounts previously reported to conform with the 2000 presentation; see Note 1 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following persons are the directors of the Company.

                                                                                                                Year
                                                                                                          Elected as
Name                                             Age   Offices with Registrant or Other (4)                 Director
----------------------                           ---   ------------------------------------------          ----------
Dr. Michael Otto (1)                             57    Chairman of the Board of Directors                       1982
                                                       and Chairman of the Board of Directors
                                                       of Otto Versand (GmbH & Co)(1981)

Dr. Michael E. Crusemann (2)(3)                  55    Board of Directors and Director, Finance                 1994
                                                       of Otto Versand (GmbH & Co) and Chief
                                                       Financial Officer of Otto Versand Group
                                                       (1994)

Richard T. Fersch (4)                            51    President and Chief Executive Officer,                   1996
                                                       Eddie Bauer

Hans Jorg Hammer                                 61    Retired.  Prior to October 1999 was a                    1991
                                                       member of the Board of Directors and Director,
                                                       Personnel of Otto Versand (GmbH & Co)

Horst R. Hansen (2)                              66    Retired.  Prior to March 1994 was a member               1982
                                                       of the Board of Directors and Director,
                                                       Finance of Otto Versand (GmbH & Co) and Chief
                                                       Financial Officer of Otto Versand Group

George D. Ittner (4)                             57    President and Chief Executive Officer,                   1998
                                                       Newport News

Dr. Wolfgang Linder                              52    Deputy Member of the Board of Directors and              2000
                                                       Director, Information Technology of
                                                       Otto Versand (GmbH & Co)(2000); Managing
                                                       Director of Handelsgesellschaft Heinrich
                                                       Heine GmbH (GmbH & Co)(1993)

Michael R. Moran (1)(3)(4)                       54    Chairman of the Office of the President and              1997
                                                       Chief Legal Officer

Dr. Peter Muller (2)                             59    Retired.  Prior to January 1998 was a                    1985
                                                       member of the Board of Directors and
                                                       Director, Advertising and Marketing of
                                                       Otto Versand (GmbH & Co)

Melissa J. Payner (4)                            42    President and Chief Executive Officer,                   2000
                                                       Spiegel Catalog

Gert Rietz                                       54    Board of Directors and Director, Merchandise             1997
                                                       of Otto Versand (GmbH & Co)(1989)

Hans-Otto Schrader                               44    Deputy Member of the Board of Directors and              2000
                                                       Director, Personnel of Otto Versand (GmbH & Co)
                                                       (1999); Merchandising Manager of Otto Versand
                                                       (GmbH & Co)(1993)



James W. Sievers (3)(4)                          58   Office of the President, Chief Financial                 1997
                                                      Officer

Dr. Peer Witten                                  55   Board of Directors and Director,                         1991
                                                      Operations of Otto Versand (GmbH & Co) (1984)

Martin Zaepfel (1)                               57   Deputy Chairman of the Board of Directors                1996
                                                      of Otto Versand (GmbH & Co) and Director,
                                                      Marketing and Advertising of Otto Versand
                                                      (GmbH & Co)(1998); Board of Directors and
                                                      Director, Merchandise of Otto Versand
                                                      (GmbH & Co)(1988)

Dr. Winfried Zimmerman                           43   Deputy Member of the Board of Directors and              2000
                                                      Director, Planning and Control of
                                                      Otto Versand (GmbH & Co)(2000); From April
                                                      2000 to July 2000 was Managing Director of
                                                      Handelsgesellschaft Heinrich Heine GmbH
                                                      (GmbH & Co); Manager Planning and Control
                                                      of Otto Versand (GmbH & Co)(1997);
                                                      Department Manager Controlling Group
                                                      Participations of Otto Versand
                                                      (GmbH & Co)(1996)

(1)     Member of Board Committee (Executive Committee)

(2)     Member of Audit Committee

(3)     Member of Finance Committee

(4) The business experience during the last five years of directors who are executive officers of the Company is detailed along with the listing of executive officers that follows.

The terms of all the above-named directors expire on the date of the next annual meeting of the stockholders, which is to be held in April 2001.

There is no family relationship between any of the directors.

EXECUTIVE OFFICERS

The following persons are the executive officers and certain significant employees of the Company:

                                                                    Positions and Offices Held
                                                           (all positions and offices are of the Company
Name                                             Age                unless otherwise indicated)
----------------------                           ---      --------------------------------------------------
EXECUTIVE OFFICERS OF SPIEGEL, INC.:

Michael R. Moran                                 54       Chairman (1998) of the Office of the President
                                                          (1997) and Chief Legal Officer (1997); Senior Vice
                                                          President, Secretary & General Counsel (1996);
                                                          Vice President, Secretary & General Counsel(1988);
                                                          and Director (1997)

James W. Sievers                                 58       Office of the President (1997) and Chief Financial
                                                          Officer (1994); Senior Vice President, Finance
                                                          (1995); and Director (1997)

David M. Boothby                                 50       Senior Vice President of Group Operations (2001); Senior
                                                          Vice President Sales Support Operations (1998); Vice
                                                          President Managing Director of Ultimate Outlet Catalog &
                                                          Stores (1997); Store Director Macy's Department Stores
                                                          (1993)

Richard T. Fersch                                51       President (1992) and Chief Executive Officer (1997), Eddie Bauer; and
                                                          Director (1994)

George D. Ittner                                 57       President (1992) and Chief Executive Officer (1997), Newport News; and
                                                          Director (1998)

David Kardesh                                    46       Senior Vice President and Chief Information Officer (2001);
                                                          Vice President Applications Development (1998); Divisional Vice
                                                          President Applications Development (1997); Director of
                                                          Corporate Systems for May Department Stores (1980)

Melissa J. Payner                                42       President and Chief Executive Officer Spiegel Catalog and Director (2000);
                                                          Senior Vice President Merchandising/Advertising Creative
                                                          (1998); Vice President Managing Director of
                                                          Merchandising/ Advertising Creative (1997); President of
                                                          CHICO FAS, Inc., a women's apparel specialty store
                                                          chain, (1995)

John R. Steele                                   48       Vice President (1995) and Treasurer (1993)


CERTAIN SIGNIFICANT EMPLOYEES:

Gregory R. Aube                                  48       President (1995) and Chief Executive Officer (1999) of FCNB

Richard M. Lauer                                 46       President and Chief Executive Officer of DFS (1999); Senior Vice
                                                          President of DFS (1999); Vice President, Operations of DFS (1998);
                                                          Vice President, Engineering and Systems Services of DFS (1996)

Michael R. Moran, Chairman of the Office of the President and Chief Legal Officer, and James W. Sievers, Office of the President and Chief Financial Officer, will retire effective June 30, 2001. Effective July 1, 2001 Martin Zaepfel will become President and Chief Executive Officer of the The Spiegel Group. Jim Cannataro, Executive Vice President and Chief Financial Officer of Eddie Bauer, will become Chief Financial Officer of the Spiegel Group effective July 1, 2001.

There is no family relationship between any of the officers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table and accompanying footnotes set forth all compensation paid or accrued by the Company for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 to or on behalf of each of the five most highly compensated key policy-making executives currently serving as officers of the Company and includes one former officer not serving as of the end of the fiscal year.

                                  Annual
                                Compensation          Stock                All (3)
Name and                      ----------------        Options   LTIP (2)   Other
Principal                      Salary    Bonus        Granted   Payout     Compensation
Position                Year   ($)       ($)          (#)       ($)        ($)
-------------------    ------  --------  ----------  ---------  ---------- ------------
Michael R. Moran        2000   $ 425,022 $  360,450     20,000   $637,500     $211,361
Chairman of the Office  1999     400,006    466,650     20,000          -      260,923
of the President and    1998     318,462    267,436     15,000    242,300       90,717
Chief Legal Officer
and Director

James W. Sievers        2000   $ 400,010 $  339,250     20,000   $600,000     $240,090
Office of the           1999     364,000    429,150     20,000          -      253,609
President and Chief     1998     343,077    224,077     15,000    243,700       72,686
Financial Officer
and Director

Richard T. Fersch       2000  $1,000,012 $  500,000     20,000   $375,000     $285,940
President and Chief     1999     796,156  1,114,185     20,000          -      387,280
Executive Officer of    1998     750,000          -     15,000          -      105,265
Eddie Bauer and
Director

Melissa J. Payner       2000  $  400,010 $  421,450     26,000   $600,000     $158,911
President and Chief     1999     367,890    406,300      4,000          -      162,719
Executive Officer of    1998     300,000    152,950      5,000    109,750       56,924
Spiegel Catalog and
Director

George D. Ittner        2000  $  448,281 $  606,250     20,000   $675,000     $114,232
President and Chief     1999     423,346    428,313     20,000          -       55,007
Executive Officer of    1998     400,000    377,610     15,000    368,932       27,108
Newport News and
Director

John W. Irvin (1)       2000  $  550,000 $1,168,800          -   $825,000   $6,703,895
President and Chief     1999     523,088    590,650     20,000          -      327,981
Executive Officer of    1998     500,000    300,000     15,000    331,000       94,956
Spiegel and Director

     (1) John W. Irvin resigned from the Company in December 2000. As part of his severance agreement he will receive $6,571,512 in 2001.


     (2) Certain executives of the Company earned long-term incentive bonuses in 2000 and 1998. The long-term incentive plan for bonuses earned in 2000 covered the operating and financial performance of the individual divisions for 1999 and 2000, with the payout formula heavily weighted to the 2000 performance. The long-term incentive plan for bonuses earned in 1998 covered the operating and financial performance of the individual divisions for 1997 and 1998, with the payout formula heavily weighted to the 1998 performance.

     (3) The following tables summarize all other compensation for the years ended December 30, 2000, January 1, 2000 and January 2, 1999:

                                    Retirement
                  Name               Benefits        Other             Total
              -------------------- ------------ ---------------  --------------
         2000 Michael R. Moran      $ 161,411    $   49,950        $  211,361
              James W. Sievers        192,261        47,829           240,090
              Richard T. Fersch       242,954        42,986           285,940
              Melissa J. Payner       125,028        33,883           158,911
              George D. Ittner         82,452        31,780           114,232
              John W. Irvin            76,451     6,627,444         6,703,895


         1999 Michael R. Moran      $ 208,745    $   52,178        $  260,923
              James W. Sievers        199,244        54,365           253,609
              Richard T. Fersch       333,322        53,958           387,280
              Melissa J. Payner       112,203        50,516           162,719
              George D. Ittner         43,013        11,994            55,007
              John W. Irvin           249,966        78,015           327,981


         1998 Michael R. Moran      $  27,069    $   63,648        $   90,717
              James W. Sievers         29,162        43,524            72,686
              Richard T. Fersch        63,750        41,515           105,265
              Melissa J. Payner         6,346        50,578            56,924
              George D. Ittner          3,200        23,908            27,108
              John W. Irvin            42,500        52,456            94,956

OPTION GRANTS TABLE

The following table sets forth grants of stock options to the named executive officers during the year ended December 30, 2000 and the potential realizable value of the grants assuming that the market price of the underlying stock appreciates in value from the date of grant to the end of the option term at the stipulated annual rates of 5% and 10%:

                    Number
                      of                                           Potential Realizable
                  Securities   Percent of                             Value at Assumed
                    Under-   Total Options                         Annual Rates of Stock
                    lying     Granted to    Exercise                 Price Appreciation
                    Options    Employees     Price    Expiration         for Option
Name                Granted    in 2000       ($/sh)      Date        5% ($)     10% ($)
------------------ --------- -------------  -------- -----------   --------   ---------
Michael R. Moran     20,000       8.3%        4.27     12/29/10     53,708     136,106

James W. Sievers     20,000       8.3%        4.27     12/29/10     53,708     136,106

Richard T. Fersch    20,000       8.3%        4.27     12/29/10     53,708     136,106

Melissa J. Payner     1,000       0.4%        7.00      2/28/10      4,402      11,156
                      5,000       2.1%        7.41      8/08/10     23,301      59,048
                     20,000       8.3%        4.27     12/29/10     53,708     136,106

George D. Ittner     20,000       8.3%        4.27     12/29/10     53,708     136,106


The stock options granted become exercisable at the rate of 20 percent per year from the date of the grant.

AGGREGATED OPTION EXERCISES IN 2000 AND DECEMBER 30, 2000 OPTION VALUES

The following table sets forth shares acquired on exercise and stock option values at December 30, 2000:

                                         Number of Securities      Value of Unexercised
                                        Underlying Unexercised     In-the-Money Options
                   Shares                    Options at                     at
                  Acquired               December 30, 2000          December 30, 2000
                    On       Value     Exercise-  Unexercise-    Exercise-   Unexercise-
      Name        Exercise  Realized     able       able           able        able
----------------  --------  --------  ---------  ----------    -----------   -----------
Michael R. Moran         -         -    39,500      60,000        $     -           $850

James W. Sievers         -         -    40,000      60,000        $     -           $850

Richard T. Fersch        -         -    90,400      62,000        $     -           $850

Melissa J. Payner        -         -     1,800      35,200        $     -           $850

George D. Ittner         -         -    26,000      69,000        $     -           $850

John W. Irvin            -         -    53,000      52,000        $     -           $  -

COMPENSATION OF DIRECTORS

The Company pays an annual fee of $10,000 to its independent directors and reimburses any reasonable out-of-pocket expenses incurred by all directors in attending meetings.

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Richard T. Fersch, President and Chief Executive Officer of Eddie Bauer, the term of which extends through December 31, 2002. The annual base salary under this agreement is $1,000,000 per year. The agreement also entitles Mr. Fersch to receive an annual bonus based upon the financial performance of Eddie Bauer. The bonus opportunity for the remaining two years of the agreement is 100 percent of base salary. During all two remaining years of this agreement, Mr. Fersch is guaranteed 50 percent of the eligible bonus opportunity.

The Company has an employment agreement with Melissa J. Payner, President and Chief Executive Officer of Spiegel Catalog, the term of which extends through December 31, 2003. The current annual base salary under this agreement is $550,000. The agreement entitles Ms. Payner to receive an annual bonus based on the financial performance of Spiegel.

The Company has an employment agreement with George D. Ittner, President and Chief Executive Officer of Newport News, the term of which extends through December 31, 2003. The current annual base salary under this agreement is $450,000. The agreement entitles Mr. Ittner to receive an annual bonus based on the financial performance of Newport News.

The Company has employment agreements with Michael R. Moran, Chairman of the Office of the President and Chief Legal Officer, the terms of which extend through June 30, 2001. The current annual base salary under this agreement is $445,000. The agreements entitle Mr. Moran to receive a bonus for 2001. The agreements also provide for special payments in July of 2001 as well as other normal retirement benefits subsequent to his planned retirement on June 30, 2001.

The Company has employment agreements with James W. Sievers, Office of the President and Chief Financial Officer, the terms of which extend through June 30, 2001. The current annual base salary under this agreement is $420,000. The agreements entitle Mr. Sievers to receive a bonus for 2001. The agreements also provide for special payments in July of 2001 as well as other normal retirement benefits subsequent to his planned retirement on June 30, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board Committee, which determines executive officer compensation, consists of Dr. Michael Otto, Martin Zaepfel, and Michael Moran. Mr. Moran also serves as the Chairman of the Office of the President of the Company.

EMPLOYEE BENEFITS

               STOCK OPTION PLAN

               The Spiegel, Inc. Salaried Employee Incentive Stock Option Plan is administered by a Stock Option Committee consisting of three members of the Company's Board of Directors who are not salaried employees of the Company or its participating subsidiaries and who are appointed to the Committee periodically. Certain salaried employees of the Company are eligible to participate in the plan. Options are granted to those eligible employees as determined by the Stock Option Committee. The Stock Option Committee also has authority to determine the number of shares and terms consistent with the plan with respect to each option. Options granted under the plan relate to the Class A non-voting common stock of the Company. The maximum number of shares which may be issued under the current plan is 1,000,000. The participants' options become exercisable at the rate of 20 percent per year. The options expire ten years after the date of grant of options. The option price upon exercise of the option is the fair market value of the shares on the date of grant of the option. Options granted under the plan are not transferable or assignable other than by will or by the laws of descent and distribution. Stock options outstanding under the above plan were 614,000 at December 30, 2000.

               In addition to the stock option plan discussed above, 484,080 shares were outstanding at December 30, 2000 under a plan that expired in 1998. These options were issued under the same terms as the plan currently in place. The Company also has a non-qualified stock option plan in place for certain former employees. Options are granted under this non-qualified plan at the discretion of the Board of Directors. Options outstanding under the non-qualified plan were 315,000 at December 30, 2000.

               The average per share price of stock options granted during the year was $4.38. Net cash realized with respect to the exercise of options during the year was approximately $37,000.

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

               Effective January 1, 2001 associates will be immediately eligible for voluntary pretax and after-tax contributions upon starting employment.

               NEWPORT NEWS, INC. RETIREMENT SAVINGS PLAN

               The Company maintains a separate retirement savings plan covering employees of Newport News. Associates become eligible to participate immediately upon starting employment. Associates may elect to contribute up to 10 percent of their compensation to the plan on a pre-tax basis under Section 401(k) of the Internal Revenue Code. The associate also may elect to make nondeductible after-tax contributions to the plan of up to 5 percent of their compensation. The company matches pretax contributions at a rate of 50 percent of the first 4 percent of compensation contributed. The company matching contributions, however, may not exceed the amount deductible under the Internal Revenue Code.

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

               Effective January 1, 2001 the Newport News Retirement Savings Plan and its participants will be merged into the Spiegel Group Value in Partnership Profit Sharing and 401(k)Savings plans.

               SPIEGEL, INC., SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

               The Company maintains an unfunded supplemental retirement plan for the benefit of certain employees covered by the retirement plans described above (the "profit sharing and thrift plans") whose benefits under the profit sharing and thrift plans are reduced by application of Sections 401(a)(17) and 402(g)of the Internal Revenue Code. If a participant's annual additions under the profit sharing and thrift plans are reduced by reason of special limitations of the Internal Revenue Code, the Company will make an annual contribution to a grantor trust in the amount of the reduction. The Plan also provides additional supplemental benefits to certain key employees. An annual contribution to a grantor trust will be made on behalf of these participants equal to the sum of (1) an amount based on compensation limited by the Social Security Taxable Wage Base, plus (2) profit sharing contribution on annual incentive. Supplemental benefits under the supplemental retirement plan are payable in cash at the same time and in the same manner as the participant's employer account under the profit sharing and thrift plans except no payments are made prior to death, disability or reaching retirement age.

               SPLIT DOLLAR LIFE INSURANCE PROGRAM

               The Company maintains a split dollar life insurance program covering certain executives of the Company. A covered employee may apply for an individual life insurance policy on his life in a face amount equal to three times his base salary. The employee portion of the annual premium is equal to the lowest allowable premium according to IRS requlations. The balance of the premium due (if any) is paid by the Company. The Company owns a part of the cash value equal to its payments and is beneficiary for that amount. The employee names his own beneficiary and collaterally assigns the policy to the Company to the extent of the Company's payments. Cash value and dividends accumulate tax-free and all amounts in excess of the Company's payments belong to the employee. On the death of the employee, any amounts due to the Company are paid with the balance of the proceeds distributed as directed by the employee.

               EXECUTIVE BONUS AND INCENTIVE PLANS

               The Company maintains various annual bonus plans for certain of its executives, designed to reward performance. The Company's annual payment of bonuses is based upon the attainment of pre-determined annual operating and financial performance objectives. In addition, the Company periodically offers a long-term incentive bonus plan. Payment of long-term incentive bonuses is based on the attainment of pre-determined operating and financial performance objectives that span more than one year. Expense related to the above bonus plans approximated $34 million in 2000.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Spiegel Holdings, Inc. (SHI) holds 99.9% of the Company's Class B voting common stock. The following table sets forth certain information with respect to the number of shares of Class B voting common stock owned by SHI, which is the only stockholder beneficially owning more than 5% of the Class B voting common stock. SHI is a holding company whose principal asset is stock of the Company. The total number of holders of the Company's Class B voting common stock as of March 16, 2001, was two.

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

b.  SECURITY OWNERSHIP OF MANAGEMENT

As of March 16, 2001, certain members of the Company's Board of Directors, and the directors and officers of the Company as a group, owned shares of the Company's Class A non-voting common stock as indicated in the following table:

                                     Amount and
                Name of              Nature of
 Title        Beneficial             Beneficial       Acquirable        Percent
of Class        Owner                Ownership (1)  Within 60 Days      of Class
--------   --------------------      -------------  --------------   ------------
                                         (I)              (II)           (III)

Class A    Gregory A. Aube               9,254           7,600             *

Class A    Richard T. Fersch           101,400          97,800             *

Class A    George D. Ittner             41,400          39,000             *

Class A    David Kardesh                 3,200           1,300             *

Class A    Richard M. Lauer              1,200           1,200             *

Class A    Michael R. Moran             65,500          45,500             *

Class A    Melissa J. Payner             4,200           4,200              *

Class A    Dr. Peter Muller             10,000               -             *

Class A    Gert Rietz                   29,500               -             *

Class A    James W. Sievers             50,000          42,000             *

Class A    John R. Steele                3,650           3,400             *

Class A    All directors and           319,304         242,000           2.1%
           officers as a group
           (20 persons)

(1) As shown in Column II, in the case of Company officers, portions of the shares indicated as beneficially owned are actually shares attributable to unexercised and unexpired options for Class A non-voting common stock granted by the Company to such officers, which are exercisable as of, or first become exercisable within 60 days after, March 16, 2001.

* Less than 1%.

ITEM 13.  CERTAIN TRANSACTIONS (000S OMITTED)

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

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand, Poland, Brazil and Turkey. Otto Versand International (GmbH) is a wholly owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $6,786, $4,994 and $4,035 in 2000, 1999 and 1998, respectively. The arrangements are indefinite in term but may generally be canceled by either party upon one year written notice.

The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise through the direct sales channels and retail stores. Otto Versand owns Together, Ltd. Commission expenses incurred on this account were $3,161, $2,949 and $2,697 in 2000, 1999 and 1998, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

In 1993, the Company formed a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) and entered into license agreements to sell Eddie Bauer products through retail stores and the direct sales channels in Japan. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were 41 stores open in Japan as of December 30, 2000. To date, Eddie Bauer has contributed $9,290 to the project and in 1994, received a $2,500 licensing fee for the use of its name. Eddie Bauer received $3,790, $5,007 and $4,547 in royalty income on retail and direct sales during 2000, 1999 and 1998, respectively. Eddie Bauer recorded a loss of $706 in 2000 and income of $553 and $275 in 1999 and 1998,respectively for its equity share of the joint venture.

During 1995, Eddie Bauer formed a joint venture with Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and direct sales channels in Germany. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were eight stores open in Germany as of December 30, 2000. Eddie Bauer has contributed $12,094 to the project and has received $1,000 in licensing fees for the use of its name. Eddie Bauer received $1,249, $1,449 and $1,033 in royalty income on retail and direct sales during 2000, 1999 and 1998, respectively. Eddie Bauer recorded approximately $1,641, $2,559 and $4,394 of losses for its equity share of the joint venture during 2000, 1999 and 1998, respectively.

During 1996, Eddie Bauer formed a joint venture with Grattan plc (a subsidiary of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. The Company believes that the terms of the arrangement were no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. Eddie Bauer contributed $4,585 to the project and received a licensing fee of $667 in 1998 for the use of its name. In addition, Eddie Bauer received $116, $481, and $209 in 2000, 1999 and 1998, respectively, in royalty income on retail and catalog sales. In October 1999, Eddie Bauer and Grattan plc agreed to terminate the Eddie Bauer UK operation. The closure was complete in the first quarter of 2000. Eddie Bauer recorded losses of approximately $3,166 and $2,685 in 1999 and 1998, respectively, for its equity share of the joint venture. Additionally, a $5,000 charge was recorded in 1999 representing the Company's equity share of the costs estimated to discontinue the joint venture.

In 1993, Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd. (EBI) (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia (EBI-Hong Kong) and in 1997 with Eddie Bauer International (Americas), Inc. (EBI-Miami). The buying agents contact suppliers, inspect goods and handle shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangements are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $19,535, $20,030 and $20,173 to EBI-Hong Kong for these services in 2000, 1999 and 1998, respectively. The Company paid EBI-Miami $4,482, $4,151 and $3,226 for these services in 2000, 1999 and 1998, respectively. Additionally in 1998, the Company received $3,750 from EBI-Miami in exchange for services rendered to EBI-Miami. These services related to the startup of EBI-Miami's operations and included general consulting and training.

The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

                                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS OF FORM 8-K

                                                                            PAGE
A.               1.     FINANCIAL STATEMENTS

                        Consolidated Balance Sheets                           19
                        Consolidated Statements of Earnings                   20
                        Consolidated Statements of Cash Flows                 21
                        Consolidated Statements of Stockholders' Equity       22
                        Notes to Consolidated Financial Statements            23-41
                        Report of Independent Auditors                        43
                        Selected Quarterly Financial Data                     44


                 2.     FINANCIAL STATEMENT SCHEDULE

                        Independent Auditors' Report on Schedule              60
                        Schedule II--Valuation and Qualifying Accounts        61


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

                  99               Audit Committee Report

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

         B.         REPORTS ON FORM 8-K

         A Current Report on Form 8-K dated November 29, 2000 was filed with the Securities and Exchange Commission on November 29, 2000 to report, under Item 5, that the board of directors of Spiegel, Inc. announced the appointment of Martin Zaepfel as president and chief executive officer and vice chairman of the board of directors of Spiegel, Inc., effective July 1, 2001.

         A Current Report on Form 8-K dated December 15, 2000 was filed with the Securities and Exchange Commission on December 15, 2000 to report, under Item 5, the press release announcing the appointment of Melissa Payner as president and chief executive officer of Spiegel Catalog, Inc., succeeding John Irvin.

         INDEPENDENT AUDITORS' REPORT ON SCHEDULE

         The Board of Directors and Stockholders
         Spiegel, Inc.:

         Under date of February 14, 2001, we reported on the consolidated balance sheets of Spiegel, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 30, 2000, which are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           /s/ KPMG LLP
                                                           KPMG LLP

         Chicago, Illinois
         February 14, 2001

                                                                     SCHEDULE II

                         SPIEGEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED
                                 ($000s omitted)

                                                  December 30,  January 1, January 2,
                                                     2000         2000        1999
                                                  ---------    ---------   ----------
         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Balance at beginning of year             $ 27,042     $ 11,843     $ 14,922
           Charged to earnings                      72,701       42,590       29,837
           Reduction for receivables sold          (69,366)     (17,416)     (10,791)
           Accounts written off, net of
             recoveries                            (11,905)      (9,975)     (22,125)
                                                  ---------    ---------   ----------
           Balance at end of year                 $ 18,472     $ 27,042     $ 11,843
                                                  =========    =========   ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spiegel, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                      SPIEGEL, INC.



                                      By: /s/ Michael R. Moran
                                      Michael R. Moran, Chairman of
                                      the Office of the President and
                                      Chief Legal Officer (Principal
                                      Operating Executive Officer)


                                      /s/ James W. Sievers
                                      James W. Sievers, Office of the
                                      President and Chief Financial Officer
                                      (Principal Operating Executive Officer
                                      and Principal Financial and Accounting
                                      Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc. and in the capacities indicated on March 30, 2001.

                  Signature                                             Title
         --------------------------          ------------------------------------------



         /s/ Michael R. Moran                 Chairman of the Office of the President and
         Michael R. Moran                     Chief Legal Officer (Principal Operating
                                              Executive Officer) and Director



        /s/ James W. Sievers                  Office of the President, Chief Financial
        James W. Sievers                      Officer (Principal Operating Executive Officer
                                              and Principal Financial and Accounting Officer)
                                              and Director

         /s/ Dr. Michael E. Crusemann                          Director
         Dr. Michael E. Crusemann

         /s/ Richard T. Fersch                                 Director
         Richard T. Fersch

         /s/ Gert Rietz                                        Director
         Gert Rietz

         /s/ Melissa J. Payner                                 Director
         Melissa J. Payner

         /s/ George D. Ittner                                  Director
         George D. Ittner

         /s/ Dr. Peer Witten                                   Director
         Dr. Peer Witten

         /s/ Martin Zaepfel                                    Director
         Martin Zaepfel