Form 10-Q
period 2001-03-31
SPIEGEL INC
filed 2001-05-15
CIK 276641

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2001
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,875,744 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Thirteen Weeks Ended March 31, 2001



                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets,
  March 31, 2001, April 1, 2000 and December 30, 2000                 3

Consolidated Statements of Earnings,
  Thirteen Weeks Ended March 31, 2001 and April 1, 2000               4

Consolidated Statements of Cash Flows,
  Thirteen Weeks Ended March 31, 2001 and April 1, 2000               5

Notes to Consolidated Financial Statements                         6-10


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                   11-15


Item 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                               14-15



                                   2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($000s omitted, except per share amounts)


                                                     (unaudited)    (unaudited)
                                                       March 31,       April 1,   December 30,
                                                           2001           2000           2000
                                                   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $    132,661    $    32,686    $   143,822
  Receivables, net                                    1,082,481        871,106      1,113,451
  Inventories                                           581,435        484,123        562,863
  Prepaid expenses                                      107,294         94,217        109,220
  Deferred income taxes                                  52,827         41,395         52,858
                                                   -------------   ------------   ------------
    Total current assets                              1,956,698      1,523,527      1,982,214

Property and equipment, net                             341,680        331,143        347,557
Intangible assets, net                                  142,576        147,981        142,730
Other assets                                            118,977         99,079        110,518
                                                   -------------   ------------   ------------
    Total Assets                                   $  2,559,931    $ 2,101,730    $ 2,583,019
                                                   -------------   ------------   ------------
                                                   -------------   ------------   ------------

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt                       $    102,714    $   209,464    $   107,714
  Accounts payable and other accrued liabilities        600,856        520,615        813,553
  Income taxes payable                                      787          3,507         26,637
                                                   -------------   ------------   ------------
    Total current liabilities                           704,357        733,586        947,904

Long-term debt, excluding current maturities            929,143        531,857        686,857
Deferred income taxes                                   119,536         91,006        120,776
                                                   -------------   ------------   ------------
    Total liabilities                                 1,753,036      1,356,449      1,755,537

Stockholders' equity:
  Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000 shares;
    14,864,744, 14,849,244 and 14,855,244 shares
    issued and outstanding at March 31, 2001,
    April 1, 2000 and December 30, 2000,
    respectively                                         14,865         14,849         14,855
  Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; 117,009,869 shares issued and
    outstanding                                         117,010        117,010        117,010
  Additional paid-in capital                            329,061        328,984        329,015
  Accumulated other comprehensive loss                   (8,425)        (2,682)        (5,299)
  Retained earnings                                     354,384        287,120        371,901
                                                   -------------   ------------   ------------
    Total stockholders' equity                          806,895        745,281        827,482
                                                   -------------   ------------   ------------
    Total liabilities and stockholders' equity     $  2,559,931    $ 2,101,730    $ 2,583,019
                                                   -------------   ------------   ------------
                                                   -------------   ------------   ------------

See accompanying notes to consolidated financial statements.

                                   3
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
($000s omitted, except per share amounts)
(unaudited)


                                                 Thirteen Weeks Ended
                                              ----------------------------
                                                  March 31,       April 1,
                                                      2001           2000
                                              -------------   ------------
Net sales and other revenues:
Net sales                                     $    611,679    $   627,477
Finance revenue                                     68,639         76,197
Other revenue                                       69,233         66,697
                                              -------------   ------------
                                                   749,551        770,371
                                              -------------   ------------
Cost of sales and operating expenses:
Cost of sales, including buying and
  occupancy expenses                               397,674        402,376
Selling, general and administrative
  expenses                                         352,545        321,450
                                              -------------   ------------
                                                   750,219        723,826
                                              -------------   ------------
  Operating income (loss)                             (668)        46,545

Interest expense                                    18,764         14,456
                                              -------------   ------------

  Earnings (loss) before income taxes              (19,432)        32,089

Income tax provision (benefit)                      (7,190)        11,873
                                              -------------   ------------
Earnings (loss) before cumulative
  effect of accounting change                      (12,242)        20,216
Cumulative effect of accounting change
  (net of income tax benefit of $2,503)                  -          4,076
                                              -------------   ------------
Net earnings (loss)                           $    (12,242)   $    16,140
                                              -------------   ------------
                                              -------------   ------------
Net earnings (loss) per common share
  before cumulative effect of accounting
  change, basic and diluted:                  $      (0.09)   $      0.15
Cumulative effect of accounting change                   -           0.03
                                              -------------   ------------
Net earnings (loss) per common share:         $      (0.09)   $      0.12
                                              -------------   ------------
                                              -------------   ------------

Weighted average number of common
  shares outstanding:
Basic                                          131,867,366    131,859,113
                                              -------------   ------------
                                              -------------   ------------
Diluted                                        131,867,366    131,985,828
                                              -------------   ------------
                                              -------------   ------------

See accompanying notes to consolidated financial statements.


                                     4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($000s omitted)
(unaudited)

                                                                Thirteen Weeks Ended
                                                            -----------------------------
                                                                March 31,        April 1,
                                                                    2001            2000
                                                            -------------    ------------

Cash flows from operating activities:
Net earnings (loss)                                         $    (12,242)    $    16,140
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
  Cumulative effect of accounting change                               -           4,076
  Depreciation and amortization                                   16,271          16,480
  Net pretax gains on sale of receivables                         (8,445)        (15,491)
  Deferred income taxes                                                -            (401)
  Changes in assets and liabilities:
    Decrease in receivables, net                                  38,969         115,951
    (Increase) decrease in inventories                           (19,265)         15,290
    Decrease in prepaid expenses                                   1,875           7,698
    Decrease in accounts payable and
      other accrued liabilities                                 (215,982)       (123,841)
    Increase (decrease) in income taxes                          (25,850)          7,337
                                                            -------------    ------------
Net cash provided by (used in) operating activities             (224,669)         43,239
                                                            -------------    ------------

Cash flows from investing activities:
Net additions to property and equipment                           (7,058)         (8,481)
Net additions to other assets                                    (11,854)         (8,306)
                                                            -------------    ------------
Net cash used in investing activities                            (18,912)        (16,787)
                                                            -------------    ------------

Cash flows from financing activities:
Issuance of debt                                                 248,000         229,000
Payment of debt                                                  (10,714)       (268,715)
Payment of dividends                                              (5,275)              -
Exercise of stock options                                             56               -
                                                            -------------    ------------
Net cash provided by (used in) financing activities              232,067         (39,715)
                                                            -------------    ------------

Effect of exchange rate changes on cash                              353             (74)

Net change in cash and cash equivalents                          (11,161)        (13,337)
Cash and cash equivalents at beginning of year                   143,822          46,023
                                                            -------------    ------------
Cash and cash equivalents at end of period                  $    132,661     $    32,686
                                                            -------------    ------------
                                                            -------------    ------------
Supplemental cash flow information
 Cash paid during the period for:

  Interest                                                  $     15,557     $    10,729
                                                            -------------    ------------
                                                            -------------    ------------
  Income taxes                                              $     19,214     $     5,003
                                                            -------------    ------------
                                                            -------------    ------------


See accompanying notes to consolidated financial statements.


                                     5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($000s omitted)
(unaudited)


(1)  Basis of Presentation
The consolidated financial statements included herein are unaudited and have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the fiscal year ended December 30, 2000. Due to the seasonality of the Company's business, results for interim periods are not necessarily indicative of the results for the year.

(2)  Reclassifications
Certain prior period amounts have been reclassified to conform with the current presentation.

(3)  Derivatives and Hedging Activities
Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivative financial instruments, such as interest rate swap agreements and foreign currency forward contracts, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company currently is party to interest rate swap agreements and foreign currency forward contracts that are designated as cash flow hedges under SFAS No. 133. The adoption of SFAS No. 133 on December 31, 2000, resulted in a cumulative reduction to OCI of $1,566 (net of income tax benefit of $919). The reduction to OCI was attributable to losses of $1,768 (net of income tax benefit of $1,037) on interest rate swap agreements offset slightly by a $202 gain (net of taxes of $118) on foreign currency forward contracts. As of December 31, 2000, interest rate swaps were reflected at a fair value of $2,805 in other accrued liabilities and foreign currency forward contracts were reflected at a fair value of $320 in other assets. The adoption of SFAS No. 133 did not have a material effect on the Company's earnings.

Net derivative losses of $2,244 (net of income tax benefit of $1,318)
included in OCI as of March 31, 2001, were comprised of a loss of $2,318
(net of income tax benefit of $1,362) on interest rate swap agreements offset slightly by a $74 gain (net of taxes of $44) on foreign currency forward contracts. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the thirteen weeks ended March 31, 2001. The Company estimates that $1,401 of the total net derivative losses included in accumulated other comprehensive income (AOCI) as of March 31, 2001, will be reclassified into earnings during the twelve months ended March 30, 2002.

                                     6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



Use of derivative financial instruments:
The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments, and to a lesser extent, to manage risk associated with future cash flows in foreign currencies. The Company does not enter into derivative financial instruments for any purpose other than cash flow hedging purposes. The Company does not use derivative financial instruments for trading or other speculative purposes.

Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in interest rates and foreign currency exchange rates. Credit risk relates to the risk of nonperformance by a counterparty to one of the Company's derivative transactions. The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

Interest rate risk management:
The Company uses a mix of fixed- and variable-rate debt to finance its operations. Variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of these interest payments, the Company will enter into receive-variable, pay-fixed interest rate swaps. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby creating fixed-rate debt. The variable-rate of interest received is based on the same terms, including interest rates, notional amounts and payment schedule, as the hedged interest payments on the variable-rate debt. These interest rate swaps are considered to be perfectly effective and qualify for the "short-cut method" under SFAS No. 133; therefore, changes in fair value are reflected in OCI and not recognized in earnings until the related interest payments are made.

The notional amounts of the Company's interest rate swap agreements at March 31, 2001, totaled $52,857. At March 31, 2001, the fair value of these interest rate swap agreements recorded in other accrued liabilities was $3,680. These fair values were obtained from financial institutions and represent the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and risks of the transactions.
The offsetting amount is a loss of $2,318 (net of income tax benefit of $1,362) reflected in AOCI. The Company estimates that $1,519 of the total net derivative losses related to interest rate swap agreements included in AOCI as of March 31, 2001, will be reclassified into earnings during the twelve months ended March 30, 2002.

The Company assesses interest rate cash flow exposure by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding and forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.


                                     7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Foreign currency risk management:
The Company is subject to foreign currency exchange rate risk related to its Canadian operations, as well as its joint venture investments in Germany and Japan. The Company enters into foreign currency forward contracts to minimize the variability caused by foreign currency risk related to certain forecasted semi-annual transactions with the joint ventures that are denominated in foreign currencies. The principal currency hedged is the Japanese yen.

At March 31, 2001, the fair value of the Company's foreign currency forward contracts recorded in other assets was $181. Unrealized gains on derivative financial instruments of $74 (net of taxes of $44) were reflected in AOCI.
Gains or losses on foreign currency forward contracts are reclassified into earnings from AOCI at the time the forecasted revenue is recognized. During the thirteen weeks ended March 31, 2001, derivative gains of $140 (net of taxes of $82) were reclassified to earnings upon settlement of the hedged transaction. Additionally, derivative gains of $40 (net of taxes of $23) were reclassified to earnings as the revenue related to the hedged forecasted transaction was recognized. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the thirteen weeks ended March 31, 2000. All unrealized net derivative gains related to foreign currency forward contracts included in AOCI will be recognized during the next twelve months ended
March 30, 2002.

The Company monitors its foreign currency exposures on a continual basis to maximize the overall effectiveness of its foreign currency hedge positions.


(4) Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss The components of comprehensive income (loss) are as follows:


                                              Thirteen Weeks Ended
                                          -----------------------------
                                              March 31,        April 1,
                                                  2001            2000
                                          -------------    ------------
Net earnings (loss)                       $    (12,242)    $    16,140
Cumulative effect of a change in
  accounting for derivative
  financial instruments
  (net of tax benefit of $919)                  (1,566)              -
Unrealized loss on derivatives
  (net of tax benefit of $399)                    (678)              -
Foreign currency translation adjustment           (882)            (74)
                                          -------------    ------------
Comprehensive income (loss)               $    (15,368)    $    16,066
                                          -------------    ------------
                                          -------------    ------------


The components of accumulated other comprehensive loss are as follows:

                                           March 31,      April 1,  December 30,
                                               2001          2000          2000
                                       -------------  ------------  ------------
Accumulated loss on derivative
  financial instruments
  (net of tax benefit of $1,318)       $     (2,244)  $         -   $         -
Foreign currency translation
  adjustment                                 (6,181)       (2,682)       (5,299)
                                       -------------  ------------  ------------
Accumulated other comprehensive loss   $     (8,425)  $    (2,682)  $    (5,299)
                                       -------------  ------------  ------------
                                       -------------  ------------  ------------

                                   8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



(5) Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:


                                    March 31,      April 1,  December 30,
                                        2001          2000          2000
                                -------------  ------------  ------------
Trade payables                  $    165,967   $   154,745   $   258,804
Deposits                             160,845       104,690       190,906
Gift certificates and
  other customer credits              47,962        42,407        54,067
Salaries, wages and
  employee benefits                   50,333        49,622       110,254
General taxes                         58,748        70,628        72,205
Allowance for future returns          24,157        24,849        35,334
Other liabilities                     92,844        73,674        91,983
                                -------------  ------------  ------------
Total accounts payable and
  other accrued liabilities     $    600,856   $   520,615   $   813,553
                                -------------  ------------  ------------
                                -------------  ------------  ------------


(6)  Segment Reporting
Segment revenues and operating profit, including a reconciliation to the Company's consolidated earnings (loss) before income taxes, consist of the following:

                                    Thirteen Weeks Ended
                               -----------------------------
                                   March 31,        April 1,
                                       2001            2000
                               -------------    ------------
Revenue:
 Merchandising                 $    709,274     $   737,732
 Bankcard                            40,277          32,639
                               -------------    ------------
Total revenue                  $    749,551     $   770,371
                               -------------    ------------
                               -------------    ------------

Operating income (loss):
 Merchandising                 $    (21,889)    $    29,900
 Bankcard                            21,264          16,865
                               -------------    ------------
Total segment operating
  income (loss)                        (625)         46,765
Premium on acquisition                  (43)           (220)
                               -------------    ------------
Total operating income (loss)          (668)         46,545
Interest expense                     18,764          14,456
                               -------------    ------------
Earnings (loss) before
  income taxes                 $    (19,432)    $    32,089
                               -------------    ------------
                               -------------    ------------


                                       9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Segment assets, including a reconciliation to the Company's consolidated total assets, as are follows:


                                    March 31,      April 1,  December 30,
                                        2001          2000          2000
                                -------------  ------------  ------------
Merchandising                   $  1,917,523   $ 1,664,027   $ 1,904,952
Bankcard                             492,318       282,382       527,934
Premium on acquisitions              150,090       155,321       150,133
                                -------------  ------------  ------------
Total assets                    $  2,559,931   $ 2,101,730   $ 2,583,019
                                -------------  ------------  ------------
                                -------------  ------------  ------------



                                      10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

RESULTS OF OPERATIONS
The Company recorded a consolidated operating loss of $668 for the 13 weeks ended March 31, 2001 ("first quarter" or "13-week period"), compared to operating income of $46,545 for the 13 weeks ended April 1, 2000. The $47,213 decrease in operating income included a $51,789 decline in the merchandising segment and a $4,399 improvement in the bankcard segment. The earnings decline in the merchandising segment was primarily attributable to weak customer response to merchandise offerings at each merchant division and higher charge-offs experienced in the private-label FCNB Preferred credit business.

Interest expense totaled $18,764 and $14,456 for the 13 weeks ended
March 31, 2001 and April 1, 2000, respectively. The increase in interest expense in the first quarter resulted primarily from higher average debt levels, offset slightly by lower average borrowing rates. Funding requirements, primarily to support higher inventory levels and an increase in owned credit card receivables, drove average debt to $956,007 for the first quarter compared to $716,536 for the prior year period.

The Company's consolidated effective tax rate was 37% for the 13-week periods ended March 31, 2001 and April 1, 2000. The Company assesses its effective tax rate on a continuous basis.

The consolidated net loss for the first quarter totaled $12,242, or $0.09 per share, compared to consolidated net earnings of $16,140, or $0.15 per share, in last year's first quarter. Results for the first quarter of 2000 included a cumulative effect of accounting change recorded in response to Staff Accounting Bulletin No. 101, "Revenue Recognition," that reduced net earnings by $4,076 (net of income tax benefit of $2,503), or $0.03 per share. All references to earnings per share are on a diluted basis.

The Company, like other retailers, experiences seasonal fluctuations in its revenues and net earnings. Historically, a significant amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the first quarter are not necessarily indicative of the results to be expected for the entire year.

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

The Company routinely securitizes FCNB Preferred credit card and FCNB bankcard receivables to fund the growth of its receivables portfolios. When the Company securitizes credit card receivables, it retains interest-only strips, subordinated investor certificates, receivables, servicing rights, and cash reserve accounts, all of which are retained interests in the securitized receivables. Gains or losses on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests; therefore, the Company estimates the fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions including portfolio yield, charge-offs, liquidation rates, interest rates, and discount rates commensurate with the risks involved. Gains and losses recognized upon securitization of credit card receivables and subsequent fair value adjustments to retained interests are recorded as net pretax gains on the sale of receivables and are included in finance revenue.

Also included in finance revenue are cash flows from the trust resulting from these retained interests. This retained-interest income represents the excess cash flows related to securitized receivables that revert to the Company after payment of interest to investors, related charge-offs and servicing fees.


                                     11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Certain prior year amounts in the merchandising segment have been reclassified to conform with the current presentation, primarily related to the reclassification of shipping and handling revenue from selling, general and administrative (SG&A) expense to other revenue in response to Emerging Issues Task Force (EITF) Issue No. 00-10. The Company also reclassified certain occupancy expense from cost of sales to SG&A expense. All ratios presented reflect these reclassifications, including gross profit margin as a percent of total net sales and SG&A expense as a percent of total revenue.


Merchandising segment

                                    Thirteen Weeks Ended
                               -----------------------------
                                   March 31,        April 1,
                                       2001            2000
                               -------------    ------------

Catalog net sales              $    290,311     $   332,703
E-commerce net sales                 70,683          36,349
                               -------------    ------------
Total direct net sales              360,994         369,052
Retail store net sales              250,685         258,425
                               -------------    ------------
Total net sales                     611,679         627,477
Finance revenue                      29,413          44,511
Other revenue                        68,182          65,744
                               -------------    ------------
Total revenue                  $    709,274     $   737,732
                               -------------    ------------
Operating income               $    (21,889)    $    29,900
                               -------------    ------------
% change vs prior year:
Total net sales                          -3%             11%
Comparable-store sales                  -10%              0%
Total revenue                            -4%             13%
                               -------------    ------------
Gross profit margin
  (% of total net sales)               35.0%           35.9%
SG&A expenses
  (% of total revenue)                 47.0%           41.4%
Operating income
  (% of total revenue)                 -3.1%            4.1%
                               -------------    ------------


The merchandising segment recorded an operating loss of $21,889 for the first quarter compared to operating income of $29,900 for the prior year period. The decline in operating income resulted from lower earnings reported by each merchant division, and included a lower contribution from the FCNB Preferred credit operation.

Total merchandising revenue decreased 4% in the first quarter to $709,274 from $737,732 for the comparable prior year period. Lower revenue resulted from a 3% decline in net sales and a 34% decline in finance revenue. The 3% net sales decline in the first quarter included a 2% decrease in direct net sales and 3% decrease in retail store net sales.

The direct sales channel is comprised of catalog and e-commerce sales. A 13% decrease in catalog net sales in the first quarter was substantially offset by a 94% increase in e-commerce net sales. Catalog net sales growth at Newport News, resulting from increased catalog circulation, was more than offset by declines at Eddie Bauer and Spiegel. Retail store net sales declined 3% in the first quarter, reflecting a 10% decline in Eddie Bauer comparable-store sales partially offset by higher outlet store sales. Weak customer response to merchandise offerings was experienced at each merchant division.

                                 12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


FCNB Preferred credit finance revenue decreased 34% to $29,413 in the first quarter from $44,511 in the comparable period last year. Finance revenue in the first quarter benefited from a 25% increase in average receivables owned and improved finance charge and credit fee yields. This improvement was more than offset by lower retained-interest income from securitized receivables and lower net pretax gains on the sale of receivables compared to the prior year period. Retained-interest income was negatively impacted by an increase in charge-offs on securitized receivables compared to last year. Net pretax gains on the sale of receivables contributed $5,612 to finance revenue in the first quarter compared to $8,643 for the same period last year.

Gross profit margin on net sales for the merchandising segment decreased 90 basis points in the first quarter to 35.0% from 35.9% in the comparable prior year period. Favorable margin performance at Newport News and Spiegel were offset by margin declines at Eddie Bauer. The favorable margin performance at Newport News and Spiegel resulted primarily from higher initial profits and lower markdowns compared to the prior year period. Margin declines at Eddie Bauer reflect higher markdowns taken to sell through slow-moving merchandise, primarily in the retail store business.

For the first quarter, the selling, general and administrative (SG&A) expense ratio increased 560 basis points to 47.0% of total revenue compared to 41.4% in the same period last year. The increase primarily resulted from lower productivity on catalog circulation and a lack of operating expense leverage at each of the merchant divisions due to lower sales. Additionally, while the first quarter of 2000 benefited from an $8,777 reversal of allowance for doubtful accounts primarily related to the securitization of credit card receivables, the first quarter of 2001 reflects an incremental allowance for doubtful accounts of $2,548.


Bankcard segment:

                                    Thirteen Weeks Ended
                               ------------------------------
                                   March 31,         April 1,
                                       2001             2000
                               -------------     ------------
Total revenue                  $     40,277      $    32,639

Operating income               $     21,264      $    16,865
                               -------------     ------------


Bankcard revenue increased 23% to $40,277 for the first quarter, compared to $32,639 for the prior year period. The growth in revenue was primarily attributable to a 34% increase in average receivables owned and an improved finance charge and credit fee yield, offset somewhat by lower retained-interest income. Retained-interest income was negatively impacted in the quarter by an increase in charge-offs, which reduced the excess cash flows from securitized receivables that are recorded as finance revenue.
The Company sold additional bankcard receivables of $63,000 in the first quarter, compared to $75,200 in the comparable prior year period. Net pretax gains on the sale of receivables in the first quarter totaled $2,833 compared to $6,848 for the same period last year. Gains related to the sale of receivables in the first quarter were somewhat offset by declines in the fair value of retained interests, primarily resulting from an increase in charge-offs compared to the prior year.

For the 13-week period, operating income for the bankcard segment increased to $21,264 from $16,865 for the prior-year period. In addition to revenue growth, the bankcard segment also benefited from lower operating expenses.


                                 13
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of credit card receivables and the issuance of debt and common stock. Total credit card receivables sold were $2,505,000 at March 31, 2001, $1,811,980 at April 1, 2000 and $2,520,002
at December 30, 2000.

Net cash used in operating activities totaled $224,669 for the 13-week period ended March 31, 2001 compared to net cash provided by operating activities of $43,239 for the 13-week period ended April 1, 2000. Receivables contributed $76,982 less cash to operating activities in the first quarter, as a $187,001 decline in cash provided by securitization activity of was somewhat offset by a decrease in the level of serviced receivables. Net cash proceeds from the sale of credit card receivables was lower compared to the prior year period primarily due to the timing of securitization transactions between periods. Excluding receivables, net cash flow from operations declined $190,926 compared to the prior year period. In addition to a decline in operating results, all working capital categories contributed to the net increase in cash used in operating activities, most notably inventories and accounts payable and accrued liabilities. Increases in inventories were primarily due to lackluster sales at the merchant divisions, while decreases in accounts payable and accrued liabilities reflect seasonal cash requirements for these categories. The 2000 first quarter benefited from the issuance of jumbo certificates of deposit by the Company's special-purpose bank.

Net cash used in investing activities totaled $18,912 for the 13-week period compared to $16,787 in the same period last year. Expenditures in both periods were comprised primarily of Eddie Bauer retail store expansion and remodeling, distribution facility upgrades and information technology-related projects. Additionally, the discounted value of the Company's restricted cash accounts was increased in the first quarter to $11,491 from $5,391 at year-end. The restricted cash accounts represent reserve funds used as credit enhancement for specific classes of investor certificates issued in certain asset-backed securitization transactions. These restricted cash accounts are included in other assets in the Company's consolidated balance sheets.

As of March 31, 2001, total debt was $1,031,857 compared to $741,321 as of April 1, 2000. The increase in total debt compared to the prior year period was primarily driven by funding requirements of the Company's credit operations and increased inventory levels. The Company plans to continue to utilize asset-backed securitization of credit card receivables as a source of funds to manage debt and help fund the growth of its credit businesses.

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

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's first quarter 2001 interest expense would have changed by approximately $2,216. In addition, the Company occasionally utilizes derivative financial instruments to reach its targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $52,857 at March 31, 2001.

The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to manage material market risk exposure.

                                 14
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Securitizations:
In conjunction with its asset-backed securitizations, the Company recognizes gains representing the present value of estimated future cash flows that the Company expects to receive over the estimated outstanding securitization period. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the interest paid to certificate holders, contractual servicing fees, and charge-offs along with the future finance charges and principal collections related to retained interests in securitized receivables. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control, and, as a result, could materially change in the near term.

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


FORWARD-LOOKING STATEMENTS
This report contains statements that are forward-looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Words such as "expect," "plan," "believe," "anticipate," and similar expressions identify forward-looking statements.
Any such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Potential risks and uncertainties include, but are not limited to, factors such as the financial strength and performance of the retail and direct marketing industry, changes in consumer spending patterns, dependence on the securitization of credit card receivables to fund operations, state and federal laws and regulations related to offering and extending credit, risks associated with collections on the Company's credit card portfolio, interest rate fluctuations, postal rate increases, paper or printing costs, the success of planned merchandising, advertising, marketing and promotional campaigns, and other factors that may be described in the Company's other filings with the Securities and Exchange Commission.


                                 15
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SPIEGEL, INC.

        Signature                       Title                  Date
-------------------------   --------------------------    ----------------

   /s/ James W. Sievers     Office of the President and    May 15, 2001
       James W. Sievers     Chief Financial Officer
                           (Principal Operating
                            Executive Officer and
                            Principal Financial
                            and Accounting Officer)







                                 16
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------