Form 10-Q
period 2001-06-30
SPIEGEL INC
filed 2001-08-13
CIK 276641

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2001
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,938,944 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Thirteen and Twenty-six Weeks Ended June 30, 2001



                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets,
  June 30, 2001, July 1, 2000 and December 30, 2000              3

Consolidated Statements of Earnings,
  Thirteen and Twenty-six Weeks Ended
  June 30, 2001 and July 1, 2000                                 4

Consolidated Statements of Cash Flows,
  Twenty-six Weeks Ended June 30, 2001 and July 1, 2000          5

Notes to Consolidated Financial Statements                       6-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  10-15


Item 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                              14



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        16



SIGNATURE                                                        17


                                   2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($000s omitted, except per share amounts)


                                                     (unaudited)    (unaudited)
                                                       June 30,        July 1,   December 30,
                                                           2001           2000           2000
                                                   -------------  -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                         $    77,002    $    32,411    $   143,822
  Receivables, net                                    1,134,636      1,014,772      1,113,451
  Inventories                                           540,595        507,220        562,863
  Prepaid expenses                                      120,451        113,209        109,220
  Deferred income taxes                                  52,852         41,380         52,858
                                                   -------------  -------------  -------------
    Total current assets                              1,925,536      1,708,992      1,982,214
                                                   -------------  -------------  -------------

Property and equipment, net                             339,966        332,912        347,557
Intangible assets, net                                  142,034        147,111        142,730
Other assets                                            141,472        108,984        110,518
                                                   -------------  -------------  -------------
    Total Assets                                    $ 2,549,008    $ 2,297,999    $ 2,583,019
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt                        $    42,714     $  125,714     $  107,714
  Accounts payable and accrued liabilities              569,032        571,383        813,553
  Income taxes payable                                    1,271          2,207         26,637
                                                   -------------  -------------  -------------
    Total current liabilities                           613,017        699,304        947,904
                                                   -------------  -------------  -------------

Long-term debt, excluding current maturities          1,009,143        741,857        686,857
Deferred income taxes                                   119,306         91,449        120,776
                                                   -------------  -------------  -------------
    Total liabilities                                 1,741,466      1,532,610      1,755,537
                                                   -------------  -------------  -------------
Stockholders' equity:
  Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000 shares;
    14,879,344, 14,854,244 and 14,855,244 shares
    issued and outstanding at June 30, 2001,
    July 1, 2000 and December 30, 2000,
    respectively                                         14,879         14,854         14,855
  Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; 117,009,869 shares issued and
    outstanding                                         117,010        117,010        117,010
  Additional paid-in capital                            329,138        329,012        329,015
  Accumulated other comprehensive loss                   (7,623)        (3,174)        (5,299)
  Retained earnings                                     354,138        307,687        371,901
                                                   -------------  -------------  -------------
    Total stockholders' equity                          807,542        765,389        827,482
                                                   -------------  -------------  -------------
    Total liabilities and stockholders' equity      $ 2,549,008    $ 2,297,999    $ 2,583,019
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------


See accompanying notes to consolidated financial statements.

                                   3
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
($000s omitted, except per share amounts)
(unaudited)


                                               Thirteen Weeks Ended         Twenty-six Weeks Ended
                                            --------------------------    --------------------------
                                               June 30,       July 1,        June 30,       July 1,
                                                   2001          2000            2001          2000
                                            ------------  ------------    ------------  ------------
Net sales and other revenues:
Net sales                                   $   674,725    $  711,770     $ 1,286,404   $ 1,339,247
Finance revenue                                  77,544        80,610         146,183       156,807
Other revenue                                    79,599        77,351         148,832       144,048
                                            ------------   -----------    ------------  ------------
                                                831,868       869,731       1,581,419     1,640,102
                                            ------------   -----------    ------------  ------------
Cost of sales and operating expenses:
Cost of sales, including buying and
  occupancy expenses                            415,469       424,786         813,143       827,162
Selling, general and administrative
  expenses                                      389,711       388,370         742,256       709,821
                                            ------------   -----------    ------------  ------------
                                                805,180       813,156       1,555,399     1,536,983
                                            ------------   -----------    ------------  ------------
Operating income                                 26,688        56,575          26,020       103,119

Interest expense                                 18,706        15,559          37,470        30,015
                                            ------------   -----------    ------------  ------------
Earnings (loss) before income taxes               7,982        41,016         (11,450)       73,104

Income tax provision (benefit)                    2,953        15,176          (4,237)       27,049
                                            ------------   -----------    ------------  ------------
Earnings (loss) before cumulative
   effect of accounting change                    5,029        25,840          (7,213)       46,055

Cumulative effect of accounting change
   (net of income tax benefit of $2,503)             --            --              --         4,076
                                            ------------   -----------    ------------  ------------
Net earnings (loss)                         $     5,029    $   25,840     $    (7,213)  $    41,979
                                            ------------   -----------    ------------  ------------
                                            ------------   -----------    ------------  ------------

Net earnings (loss) per common share before
   cumulative effect of accounting change,
   basic and diluted                        $      0.04    $     0.20     $     (0.05)  $      0.35

Cumulative effect of accounting change               --            --              --          0.03
                                            ------------   -----------    ------------  ------------
Net earnings (loss) per common share        $      0.04    $     0.20     $     (0.05)  $      0.32
                                            ------------   -----------    ------------  ------------
                                            ------------   -----------    ------------  ------------

Weighted average number of common
  shares outstanding:
Basic                                       131,885,494    131,859,388    131,876,430   131,859,250
                                            ------------   ------------   ------------  ------------
                                            ------------   ------------   ------------  ------------
Diluted                                     132,034,066    131,981,831    131,876,430   131,983,364
                                            ------------   ------------   ------------  ------------
                                            ------------   ------------   ------------  ------------



See accompanying notes to consolidated financial statements.


                                     4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($000s omitted)
(unaudited)

                                                               Twenty-six Weeks Ended
                                                               June 30,         July 1,
                                                                   2001            2000
                                                            ------------    ------------

Cash flows from operating activities:
Net earnings (loss)                                         $    (7,213)    $    41,979
Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
  Cumulative effect of accounting change                             --           4,076
  Depreciation and amortization                                  34,283          33,534
  Net pretax gains on sale of receivables                       (33,111)        (23,655)
  Deferred income taxes                                            (199)             56
  Change in assets and liabilities:
    (Increase) decrease in receivables, net                      11,697         (19,551)
    (Increase) decrease in inventories                           22,119          (7,807)
    Increase in prepaid expenses                                (11,242)        (11,294)
    Decrease in accounts payable and accrued liabilities       (247,851)        (73,071)
    Increase (decrease) in income taxes                         (25,366)          6,038
                                                            ------------    ------------
  Net cash used in operating activities                        (256,883)        (49,695)
                                                            ------------    ------------

Cash flows from investing activities:
Net additions to property and equipment                         (19,034)        (21,407)
Net additions to other assets                                   (37,992)        (23,238)
                                                            ------------    ------------
  Net cash used in investing activities                         (57,026)        (44,645)
                                                            ------------    ------------

Cash flows from financing activities:
Issuance of debt                                                328,000         246,000
Payment of debt                                                 (70,714)       (159,465)
Payment of dividends                                            (10,550)         (5,274)
Exercise of stock options                                           147              33
                                                            ------------    ------------
  Net cash provided by financing activities                     246,883          81,294
                                                            ------------    ------------

Effect of exchange rate changes on cash                             206            (566)
                                                            ------------    ------------

Net change in cash and cash equivalents                         (66,820)        (13,612)

Cash and cash equivalents at beginning of year                  143,822          46,023
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $    77,002     $    32,411
                                                            ------------    ------------
                                                            ------------    ------------
Supplemental cash flow information
 Cash paid during the period for:

   Interest                                                 $    35,193     $    30,637
                                                            ------------    ------------
                                                            ------------    ------------
   Income taxes                                             $    22,105     $    21,206
                                                            ------------    ------------
                                                            ------------    ------------


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


(3)  Securitization Transactions

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which superceded SFAS 125. SFAS No. 140 establishes new conditions for an entity to be a qualifying special-purpose entity and clarifies under what conditions a transferor has retained effective control over transferred assets. The updated rules for transfers of financial assets were effective for transfers occurring after March 31, 2001 and generally do not affect the accounting for previous transfers. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated results of operations or financial position.


(4)  Derivatives and Hedging Activities

Effective December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivative financial instruments, such as interest rate swap agreements and foreign currency forward contracts, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company currently is party to interest rate swap agreements and foreign currency forward contracts that are designated as cash flow hedges under SFAS No. 133. The adoption of SFAS No. 133 on December 31, 2000, resulted in a cumulative reduction to OCI of $1,566 (net of income tax benefit of $919). The reduction to OCI was attributable to losses of $1,768 (net of income tax benefit of $1,037) on interest rate swap agreements offset slightly by a $202 gain (net of taxes of $118) on foreign currency forward contracts. As of December 31, 2000, interest rate swaps were reflected at a fair value of $2,805 in accrued liabilities and foreign currency forward contracts were reflected at a fair value of $320 in other assets. The adoption of SFAS No. 133 did not have a material effect on the Company's earnings.


                                     6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Spiegel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
($000s omitted)
(unaudited)


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

Interest rate risk management:
The Company uses a mix of fixed- and variable-rate debt to finance its operations. Variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of these interest payments, the Company will enter into receive-variable, pay-fixed interest rate swaps. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby creating fixed-rate debt. The variable-rate of interest received is based on the same terms, including interest rates, notional amounts and payment schedule, as the hedged interest payments on the variable-rate debt. These interest rate swaps are considered to be perfectly effective; therefore, changes in fair value are reflected in OCI and not recognized in earnings until the related interest payments are made.

The notional amounts of the Company's interest rate swap agreements at June 30, 2001, totaled $65,000. At June 30, 2001, the fair value of these interest rate swap agreements recorded in accrued liabilities was $3,482.
These fair values were obtained from financial institutions and represent the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and risks of the transactions. The offsetting amount is a loss of $2,193 (net of income tax benefit of $1,289) reflected in accumulated other comprehensive income (AOCI). The Company estimates that $1,481 of the total net derivative losses related to interest rate swap agreements included in AOCI as of June 30, 2001, will be reclassified into earnings during the twelve months ended June 29, 2002.

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


                                     7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



Spiegel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
($000s omitted)
(unaudited)


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

At June 30, 2001, the fair value of the Company's foreign currency forward contracts recorded in other assets was $198. Gains or losses on foreign currency forward contracts are reclassified into earnings from AOCI at the time the forecasted revenue is recognized. During the twenty-six weeks ended
June 30, 2001, derivative gains of $140 (net of taxes of $82) were reclassified to earnings upon settlement of the hedged transaction. Additionally, derivative gains of $62 (net of taxes of $36) were reclassified to earnings as the revenue related to the hedged forecasted transaction was recognized. There were no unrealized gains or losses related to foreign currency forward contracts included in AOCI as of June 30, 2001. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the twenty-six weeks ended June 30, 2001.

The Company monitors its foreign currency exposures on a continual basis to maximize the overall effectiveness of its foreign currency hedge positions.


(5)  Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:


                                    Thirteen Weeks Ended       Twenty-six Weeks Ended
                                 --------------------------  --------------------------
                                    June 30,       July 1,      June 30,       July 1,
                                        2001          2000          2001          2000
                                 ------------  ------------  ------------  ------------
Net earnings (loss)              $     5,029   $    25,840   $    (7,213)  $    41,979
Cumulative effect of a change
 in accounting for derivative
 financial instruments (net of
 tax benefit)                             --            --        (1,566)           --
Unrealized loss on derivatives
 (net of tax benefit)                     51            --          (627)           --
Foreign currency
 translation adjustment                  751          (492)         (131)         (566)
                                 ------------  ------------  ------------  ------------
Comprehensive income (loss)      $     5,831   $    25,348   $    (9,537)  $    41,413
                                 ------------  ------------  ------------  ------------
                                 ------------  ------------  ------------  ------------


The components of accumulated other comprehensive loss are as follows:

                                          June 30,       July 1,   December 30,
                                              2001          2000           2000
                                       ------------  ------------  -------------
Accumulated loss on derivative
 financial instruments
 (net of tax benefit of $1,289)        $    (2,193)  $        --   $         --
Foreign currency translation
 adjustment                                 (5,430)       (3,174)        (5,299)
                                       ------------  ------------  -------------
Accumulated other comprehensive loss   $    (7,623)  $    (3,174)  $     (5,299)
                                       ------------  ------------  -------------
                                       ------------  ------------  -------------


                                   8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(6) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:


                                   June 30,       July 1,   December 30,
                                       2001          2000           2000
                                ------------  ------------  -------------
Trade payables                  $   177,448   $   186,685   $    258,804
Deposits                            116,061       122,513        190,906
Gift certificates and
  other customer credits             45,705        40,224         54,067
Salaries, wages and
  employee benefits                  62,115        63,716        110,254
General taxes                        58,740        62,965         72,205
Allowance for future returns         21,325        24,585         35,334
Other liabilities                    87,638        70,695         91,983
                                ------------  ------------  -------------
Total accounts payable and
  accrued liabilities           $   569,032   $   571,383   $    813,553
                                ------------  ------------  -------------
                                ------------  ------------  -------------


(7)  Segment Reporting
Segment revenues and operating profit, including a reconciliation to the Company's consolidated earnings (loss) before income taxes, consist of the following:

                                  Thirteen Weeks Ended       Twenty-six Weeks Ended
                               --------------------------  --------------------------
                                  June 30,       July 1,      June 30,       July 1,
                                      2001          2000          2001          2000
                               ------------  ------------  ------------  ------------
Revenue:
 Merchandising                 $   785,017   $   836,250   $ 1,494,291   $ 1,573,982
 Bankcard                           46,851        33,481        87,128        66,120
                               ------------  ------------  ------------  ------------
Total revenue                  $   831,868   $   869,731   $ 1,581,419   $ 1,640,102
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------

Operating income:
 Merchandising                 $     8,415   $    48,045   $   (13,474)  $    77,944
 Bankcard                           18,703         9,304        39,967        26,169
                               ------------  ------------  ------------  ------------
Total segment operating
  income                            27,118        57,349        26,493       104,113
Premium on acquisitions               (430)         (774)         (473)         (994)
                               ------------  ------------  ------------  ------------
Total operating income              26,688        56,575        26,020       103,119
Interest expense                    18,706        15,559        37,470        30,015
                               ------------  ------------  ------------  ------------
Earnings (loss) before
 income taxes                  $     7,982   $    41,016   $   (11,450)  $    73,104
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------

Segment assets, including a reconciliation to the Company's consolidated total assets, are as follows:

                                   June 30,       July 1,   December 30,
                                       2001          2000           2000
                                ------------  ------------  -------------
Merchandising                   $ 1,910,649   $ 1,797,609   $  1,904,952
Bankcard                            488,699       345,843        527,934
Premium on acquisition              149,660       154,547        150,133
                                ------------  ------------  -------------
Total assets                    $ 2,549,008   $ 2,297,999   $  2,583,019
                                ------------  ------------  -------------
                                ------------  ------------  -------------


                                       9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

RESULTS OF OPERATIONS

For the 13 weeks ended June 30, 2001 (second quarter or 13-week period), the Company recorded consolidated operating income of $26,688, compared to $56,575 for the 13 weeks ended July 1, 2000. For the 26 weeks ended
June 30, 2001 (first half or 26-week period), consolidated operating income was $26,020, compared to $103,119 for the same period last year. The $29,887 decrease in operating income in the second quarter included a $39,630 decline in the merchandising segment and a $9,399 improvement in the bankcard segment. The $77,099 decrease in operating income for the 26-week period included a $91,418 decline in the merchandising segment and a $13,798 improvement in the bankcard segment. The earnings decline in the merchandising segment was primarily attributable to weak customer response at each merchant division and higher charge-offs experienced in the private-label FCNB Preferred credit business.

Interest expense was $18,706 and $37,470 for the 13- and 26-week periods, respectively, compared to $15,559 and $30,015 for the comparable periods last year. The increase in interest expense resulted primarily from higher average debt levels, offset slightly by lower average borrowing rates.

The Company's consolidated effective tax rate was 37% for all periods presented. The Company assesses its effective tax rate on a continuous basis.

Consolidated net earnings for the second quarter totaled $5,029, or $0.04 per share, compared to consolidated net earnings of $25,840, or $0.20 per share, in last year's second quarter. The consolidated net loss for the 26-week period totaled $7,213, or $.05 per share, compared to consolidated net earnings of $41,979, or $0.32 per share, for the same period last year. Results for the 26-week period last year included a cumulative effect of accounting change recorded in response to Staff Accounting Bulletin No. 101, "Revenue Recognition," that reduced net earnings by $4,076 (net of income tax benefit of $2,503), or $0.03 per share. All references to earnings per share are on a diluted basis.

The Company, like other retailers, experiences seasonal fluctuations in its revenue and net earnings. Historically, a disproportionate amount of the Company's net earnings have been realized during the fourth quarter. Accordingly, the results for the 13- and 26-week periods are not necessarily indicative of the results to be expected for the entire year.

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

The Company routinely securitizes FCNB Preferred credit card and FCNB bankcard receivables to fund the growth of its receivables. When the Company securitizes credit card receivables, it retains interest-only strips, subordinated investor certificates, receivables, servicing rights, and cash reserve accounts, all of which are retained interests in the securitized receivables. Gains or losses on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests; therefore, the Company estimates the fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions including portfolio yield, charge-offs, liquidation rates, interest rates, and discount rates commensurate with the risks involved. Gains and losses recognized upon securitization of credit card receivables and subsequent fair value adjustments to retained interests are recorded as net pretax gains on the sale of receivables and are included in finance revenue.


                                    10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


Merchandising segment:

                                  Thirteen Weeks Ended       Twenty-six Weeks Ended
                               --------------------------   --------------------------
                                  June 30,       July 1,       June 30,       July 1,
                                      2001          2000           2001          2000
                               ------------  ------------   ------------  ------------

Catalog net sales              $   316,092   $   369,977    $   606,404   $   702,680
E-commerce net sales                75,430        46,807        146,112        83,156
                               ------------  ------------   ------------  ------------
Total direct net sales             391,522       416,784        752,516       785,836
Retail net sales                   283,203       294,986        533,888       553,411
                               ------------  ------------   ------------  ------------
Total net sales                    674,725       711,770      1,286,404     1,339,247
Finance revenue                     31,691        48,724         61,104        93,235
Other revenue                       78,601        75,756        146,783       141,500
                               ------------  ------------   ------------  ------------
Total revenue                  $   785,017   $   836,250    $ 1,494,291   $ 1,573,982
                               ------------  ------------   ------------  ------------
Operating income (loss)        $     8,415   $    48,045    $   (13,474)  $    77,944
                               ------------  ------------   ------------  ------------
% change
Total net sales                        -5%            4%             -4%           7%
Comparable-store sales                 -9%           -5%            -10%          -3%
Total revenue                          -6%            6%             -5%           9%
                               ------------  ------------   ------------  ------------
Gross profit margin
  (% of total net sales)             38.4%         40.3%          36.8%         38.2%
SG&A expenses
  (% of total revenue)               46.0%         43.5%          46.5%         42.5%
Operating income (loss)
  (% of total revenue)                1.1%          5.7%          -0.9%          5.0%
                               ------------  ------------   ------------  ------------


The second quarter operating income for the merchandising segment totaled $8,415 compared to $48,045 for the prior year period. For the 26-week period, the merchandising segment recorded an operating loss of $13,474 compared to operating income of $77,944 for the prior year period. The decline in operating income resulted primarily from a lower contribution from the FCNB Preferred credit operation driven by higher charge-offs, and included the impact of lower customer response at each merchant division.

Total merchandising revenue decreased 6% in the second quarter to $785,017 from $836,250 for the comparable prior year period. Lower revenue resulted from a 5% decline in net sales and a 35% decline in finance revenue. The 5% net sales decline in the second quarter included a 6% decrease in direct net sales and a 4% decrease in retail store net sales. Total merchandising revenue decreased 5% in the 26-week period, resulting from a 4% decline in net sales and a 34% decline in finance revenue. The 4% decrease in net sales for the 26-week period included a 4% decline in direct net sales and a 4% decline in retail store net sales.

                                    11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The direct sales channel is comprised of catalog and e-commerce sales.  The
4% decline in direct net sales in the second quarter reflected a 61% increase in e-commerce sales offset by a 15% decrease in catalog net sales. For the 26-week period, a 76% increase in e-commerce sales was offset by a 14% decrease in catalog net sales. Retail store net sales declined 4% in the second quarter, reflecting a 9% decline in Eddie Bauer comparable-store sales partially offset by higher outlet store sales. Eddie Bauer comparable-store sales decreased 10% for the 26-week period. Weak customer response continued to be experienced at each merchant division.

FCNB Preferred credit finance revenue decreased 35% to $31,691 in the second quarter from $48,724 in the comparable prior year period. For the 26-week period, finance revenue decreased 34% to $61,104 from $93,235 in the prior year period. Finance revenue continued to benefit from increases in average receivables serviced and improved finance charge and credit fee yields. This improvement was more than offset by lower retained-interest income from securitized receivables. Retained-interest income was negatively impacted by an increase in charge-offs on securitized receivables compared to last year. The Company sold additional FCNB Preferred credit card receivables of $24,000 in the second quarter compared to $96,799 in the second quarter last year.
Net pretax gains on the sale of receivables contributed $12,222 to finance revenue in the second quarter compared to $5,004 for the same period last year. For the 26-week period, receivables sold decreased $54,002 compared to a net increase of $155,001 in the prior year period. Net pretax gains on the sale of receivables totaled $17,834 in the first half compared to $13,647 for the same period last year. Incremental gains in the current year were driven by anticipated improvements in portfolio performance due to improving delinquencies.

Gross profit margin on net sales for the merchandising segment decreased 190 basis points to 38.4% in the second quarter compared to 40.3% in the comparable period last year, primarily due to margin declines at Eddie Bauer. Margin declines at Eddie Bauer reflect higher markdowns taken to sell through slow-moving merchandise to manage inventories, primarily in the retail store business. For the 26-week period, gross profit margin on net sales decreased to 36.8% from 38.2% in the comparable 2000 period. Margin growth achieved by Spiegel, resulting primarily from higher initial profits and lower markdowns compared to the prior year period, was offset by lower margins at Eddie Bauer and to a lesser extent, Newport News.

For the second quarter, the selling, general and administrative (SG&A) expense ratio increased 250 basis points to 46.0% of total revenue compared to 43.5% in the same period last year. The increase resulted from lower productivity on catalog circulation and a lack of operating expense leverage at each of the merchant divisions due to lower sales. The FCNB Preferred credit operation also experienced a lack of operating expense leverage due to higher charge-offs, which reduced finance revenue relative to last year. For the 26-week period, the SG&A ratio increased 400 basis points to 46.5% of total revenue compared to 42.5% in the same period last year. In addition to a lack of operating expense leverage due to lower revenue, the current year period also reflects an incremental allowance for doubtful accounts of $2,861 while the prior year period benefited from an $8,077 net reversal of allowance for doubtful accounts, primarily related to the securitization of credit card receivables.


Bankcard segment:

                                  Thirteen Weeks Ended        Twenty-six Weeks Ended
                               ---------------------------   --------------------------
                                  June 30,        July 1,       June 30,       July 1,
                                      2001           2000           2001          2000
                               ------------   ------------   ------------  ------------
Total revenue                  $    46,851    $    33,481    $    87,128   $    66,120

Operating income               $    18,703    $     9,304    $    39,967   $    26,169
                               ------------   ------------   ------------  ------------

Bankcard revenue increased 40% to $46,851 for the second quarter, compared to $33,481 for the prior year period. The growth in revenue was primarily attributable to a 51% increase in average receivables serviced and an improved finance charge and credit fee yield, offset somewhat by lower retained-interest income. Retained-interest income was negatively impacted by an increase in charge-offs, which reduced the excess cash flows from securitized receivables that are recorded as finance revenue. The Company sold additional bankcard receivables of $30,000 in the second quarter, compared to $18,800 in the same period last year. Net pretax gains on the sale of receivables in the second quarter totaled $12,444 compared to $3,160 for the same period last year. Incremental gains in the second quarter were driven by anticipated improvements in portfolio performance, primarily related to finance charge yields.


                                    12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

For the 26-week period, bankcard revenue increased 32% to $87,128, compared to $66,120 for the prior year period. The growth in revenue was primarily attributable to a 54% increase in average receivables serviced and an improved finance charge and credit fee yield, offset somewhat by lower retained-interest income. Retained-interest income was negatively impacted by an increase in charge-offs, which reduced the excess cash flows from securitized receivables that are recorded as finance revenue. The Company sold additional bankcard receivables of $93,000 in the first half of fiscal 2001, compared to $94,000 in the comparable prior year period. Net pretax gains on the sale of receivables totaled $15,277 compared to $10,008 for the same period last year. Incremental gains in the first half were driven by the sale of additional receivables and reflected anticipated improvements in portfolio performance, primarily related to finance charge yields.

For the 13-week period, operating income for the bankcard segment increased to $18,703 from $9,304 for the comparable prior year period. For the 26-week period, operating income increased to $39,967 from $26,169 in the comparable prior year period. In addition to revenue growth, the bankcard segment also benefited from lower operating expenses.


LIQUIDITY AND CAPITAL RESOURCES
The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of credit card receivables and the issuance of debt and common stock. Total credit card receivables sold were $2,559,000 at June 30, 2001, $1,888,982 at July 1, 2000 and $2,520,002 at
December 30, 2000.

Net cash used in operating activities totaled $256,883 and $49,695 for the 26-week periods ended June 30, 2001 and July 1, 2000, respectively.
Receivables contributed $31,248 more cash to operating activities in the first half of fiscal 2001, as a $210,003 decline in cash provided by securitization activity was offset by slower growth in receivables serviced relative to last year. Excluding receivables, net cash flow from operations declined $238,436 compared to the prior year period. Declines in operating results coupled with an increase in cash utilized for accounts payable and accrued liabilities drove the increase in net cash used in operating activities compared to the prior year. Net cash used for accounts payable and accrued liabilities primarily reflects principal payments made to investors upon maturity of jumbo certificates of deposit issued by the Company's special-purpose bank. In contrast, the fiscal 2000 period benefited from the issuance of these jumbo certificates of deposit. Partially offsetting these uses of cash was a lower investment in inventory in the current year relative to the prior year period in response to lower sales at the merchant divisions.

Net cash used in investing activities totaled $57,026 for the 26-week period compared to $44,645 in the same period last year. The discounted value of the Company's restricted cash accounts was increased to $32,336 as of June 30, 2001 from $5,391 at year-end. The restricted cash accounts represent reserve funds used as credit enhancement for specific classes of investor certificates issued in certain asset-backed securitization transactions. These restricted cash accounts are included in other assets in the Company's consolidated balance sheets. Additionally, expenditures in both periods were comprised primarily of information technology-related projects and distribution facility upgrades, and to a lesser extent, Eddie Bauer retail store expansion and remodeling.

As of June 30, 2001, total debt was $1,051,857 compared to $867,571 as of July 1, 2000. The increase in total debt compared to the prior year period was primarily driven by funding requirements of the Company's credit operations and increased inventory levels. The Company plans to continue to utilize asset-backed securitization of credit card receivables as a source of funds to manage debt and help fund the growth of its credit businesses.

The Company believes that its cash on hand, together with anticipated cash flows from operations, borrowings under its existing credit facilities, securitization of credit card receivables and other available sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.


                                    13
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's second quarter 2001 interest expense would have changed by approximately $612. In addition, the Company occasionally utilizes derivative financial instruments to reach its targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $65,000 at June 30, 2001.

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


ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," supercedes APB Opinion No. 16, "Business Combinations" and
SFAS No. 38, "Accounting for Preaquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well all business combinations accounted for using the purchase method for which the
date of acquisition is July 1, 2001 or later.    The Company adopted this
statement as required on July 1, 2001.


                                    14
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets," establishes financial accounting and reporting standards for acquired goodwill and other intangible assets.
SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company's intangible assets represent principally trademarks and goodwill from businesses acquired. The Company is evaluating the new statement's provisions to assess the impact on its consolidated results of operations and financial position.


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


                                    15
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number          Description of Exhibit

        99.1            Audit Committee Report
        99.2 Spiegel, Inc. Charter of the Audit Committee of the Board of Directors
        99.3 Statement of Audit Committee responsibility to ensure the independence of KPMG LLP, the Company's independent auditors', including schedule of fees incurred for services provided by KPMG LLP during the fiscal year ended December 30, 2000








                                    16
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 2001



SPIEGEL, INC.
(Registrant)



/s/  James R. Cannataro
James R. Cannataro
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
duly authorized officer of Registrant)


                                    17
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


EXHIBIT INDEX

Exhibit Number          Description of Exhibit

        99.1            Audit Committee Report
        99.2 Spiegel, Inc. Charter of the Audit Committee of the Board of Directors
        99.3 Statement of Audit Committee responsibility to ensure the independence of KPMG LLP, the Company's independent auditors', including schedule of fees incurred for services provided by KPMG LLP during the fiscal year ended December 30, 2000