Form 10-Q
period 2001-09-29
SPIEGEL INC
filed 2001-11-13
CIK 276641

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 29, 2001
                                    or
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

                                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2001 are as follows:

  Class A non-voting common stock, $1.00 par value
      14,945,144 shares

  Class B voting common stock, $1.00 par value
      117,009,869 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Thirteen and Thirty-nine Weeks Ended September 29, 2001




PART I - FINANCIAL INFORMATION                                          PAGE

Item 1 - Financial Statements

Consolidated Balance Sheets,
  September 29, 2001, September 30, 2000 and December 30, 2000             3

Consolidated Statements of Earnings,
  Thirteen and Thirty-nine Weeks Ended
  September 29, 2001 and September 30, 2000                                4

Consolidated Statements of Cash Flows,
  Thirty-nine Weeks Ended September 29, 2001 and September 30, 2000        5

Notes to Consolidated Financial Statements                               6-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                        10-16


Item 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                                    14-15


SIGNATURE                                                                 17


                                   2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($000s omitted, except per share amounts)


                                                     (unaudited)    (unaudited)
                                                   September 29,  September 30,   December 30,
                                                           2001           2000           2000
                                                   -------------  -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                        $     73,226   $     48,189   $    143,822
  Receivables, net                                    1,106,607      1,066,296      1,113,451
  Inventories                                           607,729        649,806        562,863
  Prepaid expenses                                      121,548        118,140        109,220
  Deferred income taxes                                  52,826         41,370         52,858
                                                   -------------  -------------  -------------
    Total current assets                              1,961,936      1,923,801      1,982,214
                                                   -------------  -------------  -------------

Property and equipment, net                             366,272        334,023        347,557
Intangible assets, net                                  141,522        146,656        142,730
Other assets                                            180,966        117,685        110,518
                                                   -------------  -------------  -------------
    Total Assets                                   $  2,650,696   $  2,522,165   $  2,583,019
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt                       $     30,214   $    125,714   $    107,714
  Accounts payable and accrued liabilities              522,626        644,391        813,553
  Income taxes payable                                   24,245         10,285         26,637
                                                   -------------  -------------  -------------
    Total current liabilities                           577,085        780,390        947,904
                                                   -------------  -------------  -------------

Long-term debt, excluding current maturities          1,162,643        877,857        686,857
Deferred income taxes                                   118,525         91,473        120,776
                                                   -------------  -------------  -------------
    Total liabilities                                 1,858,253      1,749,720      1,755,537
                                                   -------------  -------------  -------------
Stockholders' equity:
  Class A non-voting common stock,
    $1.00 par value; authorized 16,000,000 shares;
    14,945,144, 14,854,244 and 14,855,244 shares
    issued and outstanding at September 29, 2001,
    September 30, 2000 and December 30, 2000,
    respectively                                         14,945         14,854         14,855
  Class B voting common stock,
    $1.00 par value; authorized 121,500,000
    shares; 117,009,869 shares issued and
    outstanding                                         117,010        117,010        117,010
  Additional paid-in capital                            334,150        329,012        329,015
  Accumulated other comprehensive loss                  (10,217)        (4,315)        (5,299)
  Retained earnings                                     336,555        315,884        371,901
                                                   -------------  -------------  -------------
    Total stockholders' equity                          792,443        772,445        827,482
                                                   -------------  -------------  -------------
    Total liabilities and stockholders' equity     $  2,650,696   $  2,522,165   $  2,583,019
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

See accompanying notes to consolidated financial statements.

                                   3
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
($000s omitted, except per share amounts)
(unaudited)


                                               Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                            ----------------------------   ----------------------------
                                            September 29,  September 30,   September 29,  September 30,
                                                    2001           2000            2001           2000
                                            -------------  -------------   -------------  -------------
Net sales and other revenues:
Net sales                                   $    574,735   $    644,006    $  1,861,139   $  1,983,253
Finance revenue                                   63,180         99,882         203,181        249,919
Other revenue                                     65,837         63,656         214,669        207,704
                                            -------------  -------------   -------------  -------------
                                                 703,752        807,544       2,278,989      2,440,876
                                            -------------  -------------   -------------  -------------
Cost of sales and operating expenses:
Cost of sales, including buying and
  occupancy expenses                             378,341        412,176       1,191,484      1,239,338
Selling, general and administrative
  expenses                                       326,798        351,795       1,062,872      1,054,846
                                            -------------  -------------   -------------  -------------
                                                 705,139        763,971       2,254,356      2,294,184
                                            -------------  -------------   -------------  -------------
Operating income (loss)                           (1,387)        43,573          24,633        146,692

Interest expense                                  18,101         22,191          55,571         52,206
                                            -------------  -------------   -------------  -------------
Earnings (loss) before income taxes              (19,488)        21,382         (30,938)        94,486

Income tax provision (benefit)                    (7,183)         7,911         (11,420)        34,960
                                            -------------  -------------   -------------  -------------
Earnings (loss) before cumulative
   effect of accounting change                   (12,305)        13,471         (19,518)        59,526

Cumulative effect of accounting change
   (net of income tax benefit of $2,503)              --             --              --          4,076
                                            -------------  -------------   -------------  -------------
Net earnings (loss)                         $    (12,305)  $     13,471    $    (19,518)  $     55,450
                                            -------------  -------------   -------------  -------------
                                            -------------  -------------   -------------  -------------


Net earnings (loss) per common share before
   cumulative effect of accounting change,
   basic and diluted                        $      (0.09)  $       0.10    $      (0.15)  $       0.45

Cumulative effect of accounting change                --             --              --           0.03
                                            -------------  --------------  -------------- -------------
Net earnings (loss) per common share        $      (0.09)  $       0.10    $      (0.15)  $       0.42
                                            -------------  -------------   -------------  -------------
                                            -------------  -------------   -------------  -------------

Weighted average number of common
  shares outstanding:
Basic                                        131,926,286    131,864,113     131,893,049    131,860,871
                                            -------------  -------------   -------------  -------------
                                            -------------  -------------   -------------  -------------
Diluted                                      131,926,286    131,974,593     131,893,049    131,980,491
                                            -------------  -------------   -------------  -------------
                                            -------------  -------------   -------------  -------------


See accompanying notes to consolidated financial statements.


                                     4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SPIEGEL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($000s omitted)
(unaudited)

                                                              Thirty-nine Weeks Ended
                                                            -----------------------------
                                                            September 29,   September 30,
                                                                    2001            2000
                                                            -------------   -------------

Cash flows from operating activities:
Net earnings (loss)                                         $    (19,518)   $     55,450
Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
  Cumulative effect of accounting change                              --           4,076
  Depreciation and amortization                                   53,108          50,686
  Net pretax gains on sale of receivables                        (43,728)        (39,163)
  Deferred income taxes                                               --              91
  Changes in assets and liabilities:
    (Increase) decrease in receivables, net                       50,161         (55,567)
    Increase in inventories                                      (45,687)       (150,393)
    Increase in prepaid expenses                                 (12,382)        (16,225)
    Decrease in accounts payable and accrued liabilities        (296,829)            (64)
    Increase (decrease) in income taxes                           (2,392)         14,115
                                                            -------------   -------------
  Net cash used in operating activities                         (317,267)       (136,994)
                                                            -------------   -------------

Cash flows from investing activities:
Net additions to property and equipment                          (59,176)        (38,001)
Net additions to other assets                                    (82,218)        (33,153)
                                                            -------------   -------------
  Net cash used in investing activities                         (141,394)        (71,154)
                                                            -------------   -------------

Cash flows from financing activities:
Issuance of debt                                                 494,000         407,000
Payment of debt                                                  (95,714)       (184,464)
Payment of dividends                                             (15,828)        (10,548)
Other financing activities                                         4,661              --
Exercise of stock options                                            564              33
                                                            -------------   -------------
 Net cash provided by financing activities                       387,683         212,021
                                                            -------------   -------------

Effect of exchange rate changes on cash                              382          (1,707)
                                                            -------------   -------------
Net change in cash and cash equivalents                          (70,596)          2,166
Cash and cash equivalents at beginning of year                   143,822          46,023
                                                            -------------   -------------
Cash and cash equivalents at end of period                  $     73,226    $     48,189
                                                            -------------   -------------
                                                            -------------   -------------
Supplemental cash flow information
 Cash paid during the period for:

  Interest                                                  $     53,186    $     30,637
                                                            -------------   -------------
                                                            -------------   -------------
  Income taxes                                              $     22,822    $     21,206
                                                            -------------   -------------
                                                            -------------   -------------


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


(2)  Reclassifications

Certain prior period amounts have been reclassified to conform with the current presentation. In fiscal 2000, the Company reclassified shipping and handling revenue from selling, general and administrative (SG&A) expense to other revenue in response to Emerging Issues Task Force (EITF) Issue No. 00-10. The Company also reclassified certain occupancy expense from cost of sales to SG&A expense. In the third quarter of 2001, the Company reclassified certain amounts previously recorded as finance revenue to SG&A to eliminate the effect of an intercompany transaction from the consolidated statements of earnings.


(3) Securitization Transactions

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which superceded SFAS 125. SFAS No. 140 establishes new conditions for an entity to be a qualifying special-purpose entity and clarifies under what conditions a transferor has retained effective control over transferred assets. The updated rules for transfers of financial assets were effective for transfers occurring after March 31, 2001 and generally do not affect the accounting for previous transfers. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated results of operations or financial position.


(4) Debt

In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At September 29, 2001, there were no outstanding borrowings under this agreement.

The Company's existing debt agreements have restrictive covenants, including restrictions on the payment of dividends. Financial covenants establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage (Coverage), total debt to equity (Leverage), and adjusted total debt to earnings before interest, taxes, depreciation and amortization, and rents (Debt to EBITDAR). Additionally, these and certain other debt agreements contain cross default provisions.
At September 29, 2001, the Company was in compliance with all financial covenants.


                                     6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



(5) Derivatives and Hedging Activities

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

Interest rate risk management:
The Company uses a mix of fixed- and variable-rate debt to finance its operations. Variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of these interest payments, the Company will enter into receive-variable, pay-fixed interest rate swaps. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby creating fixed-rate debt. The variable-rate of interest received is based on the same terms, including interest rates, notional amounts and payment schedules, as the hedged interest payments on the variable-rate debt. These interest rate swaps are considered to be perfectly effective; therefore, changes in fair value are reflected in OCI and not recognized in earnings until the related interest payments are made.

The notional amounts of the Company's interest rate swap agreements at September 29, 2001, totaled $65,000. At September 29, 2001, the fair value of these interest rate swap agreements recorded in accrued liabilities was $6,302. These fair values were obtained from financial institutions and represent the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and risks of the transactions. The offsetting amount is a loss of $3,971 (net of income tax benefit of $2,331) reflected in accumulated other comprehensive income
(AOCI). The Company estimates that $2,213 of the total net derivative losses related to interest rate swap agreements included in AOCI as of September 29, 2001, will be reclassified into earnings during the twelve months ended September 28, 2002.


                                     7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

Foreign currency risk management:
The Company is subject to foreign currency exchange rate risk related to its Canadian operations, as well as its joint venture investments in Germany and Japan. The Company occasionally enters into foreign currency forward contracts to minimize the variability caused by foreign currency risk related to certain forecasted semi-annual transactions with the joint ventures that are denominated in foreign currencies. The principal currency hedged is the Japanese yen.

During the 39 weeks ended September 29, 2001, derivative gains of $202 (net of taxes of $118) were reclassified to earnings upon settlement of the hedged transactions. There were no unrealized gains or losses related to foreign currency forward contracts included in AOCI as of September 29, 2001. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the 39 weeks ended September 29, 2001.

The Company monitors its foreign currency exposures on a continual basis to maximize the overall effectiveness of its foreign currency hedge positions.


(6) Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) are as follows:

                                    Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                 --------------------------  --------------------------
                                    Sept. 29,     Sept. 30,     Sept. 29,     Sept. 30,
                                        2001          2000          2001          2000
                                 ------------  ------------  ------------  ------------
Net earnings (loss)              $   (12,305)  $    13,471   $   (19,518)  $    55,450
Cumulative effect of a change
 in accounting for derivative
 financial instruments (net of
 tax benefit)                             --            --        (1,566)           --
Unrealized loss on derivatives
 (net of tax benefit)                 (1,778)           --        (2,405)           --
Foreign currency
 translation adjustment                 (816)       (1,141)         (947)       (1,707)
                                 ------------  ------------  ------------  ------------
Comprehensive income (loss)      $   (14,899)  $    12,330   $   (24,436)  $    53,743
                                 ------------  ------------  ------------  ------------
                                 ------------  ------------  ------------  ------------



The components of accumulated other comprehensive loss are as follows:

                                          Sept. 29,     Sept. 30,   December 30,
                                              2001          2000           2000
                                       ------------  ------------  -------------
Accumulated loss on derivative
 financial instruments
 (net of tax benefit of $2,331)        $    (3,971)  $        --   $         --
Foreign currency translation
 adjustment                                 (6,246)       (4,315)        (5,299)
                                       ------------  ------------  -------------
Accumulated other comprehensive loss   $   (10,217)  $    (4,315)  $     (5,299)
                                       ------------  ------------  -------------
                                       ------------  ------------  -------------


                                     8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(7) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:


                                   Sept. 29,     Sept. 30,   December 30,
                                       2001          2000           2000
                                ------------  ------------  -------------
Trade payables                  $   148,875   $   189,404   $    258,804
Deposits                            119,606       186,278        190,906
Gift certificates and
  other customer credits             46,787        40,706         54,067
Salaries, wages and
  employee benefits                  54,247        68,227        110,254
General taxes                        55,154        58,406         72,205
Allowance for future returns         18,711        22,485         35,334
Other liabilities                    79,246        78,885         91,983
                                ------------  ------------  -------------
Total accounts payable and
  accrued liabilities           $   522,626   $   644,391   $    813,553
                                ------------  ------------  -------------
                                ------------  ------------  -------------


(8)  Segment Reporting

Segment revenues and operating profit, including a reconciliation to the Company's consolidated earnings (loss) before income taxes, consist of the following:

                                  Thirteen Weeks Ended      Thirty-nine Weeks Ended
                               --------------------------  --------------------------
                                  Sept. 29,     Sept. 30,     Sept. 29,     Sept. 30,
                                      2001          2000          2001          2000
                               ------------  ------------  ------------  ------------
Revenue:
 Merchandising                 $   653,370   $   750,115   $ 2,141,479   $ 2,317,327
 Bankcard                           50,382        57,429       137,510       123,549
                               ------------  ------------  ------------  ------------
Total revenue                  $   703,752   $   807,544   $ 2,278,989   $ 2,440,876
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------

Operating income (loss):
 Merchandising                 $   (33,912)  $     3,374   $   (47,386)  $    81,318
 Bankcard                           32,925        40,557        72,892        66,726
                               ------------  ------------  ------------  ------------
Total segment operating
  income (loss)                       (987)       43,931        25,506       148,044
Premium on acquisitions               (400)         (358)         (873)       (1,352)
                               ------------  ------------  ------------  ------------
Total operating income (loss)       (1,387)       43,573        24,633       146,692
Interest expense                    18,101        22,191        55,571        52,206
                               ------------  ------------  ------------  ------------
Earnings (loss) before
 income taxes                  $   (19,488)  $    21,382   $   (30,938)  $    94,486
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------


Segment assets, including a reconciliation to the Company's consolidated total assets, are as follows:

                                   Sept. 29,     Sept. 30,   December 30,
                                       2001          2000           2000
                                ------------  ------------  -------------
Merchandising                   $ 2,031,213   $ 2,002,440   $  1,904,952
Bankcard                            470,223       365,536        527,934
Premium on acquisitions             149,260       154,189        150,133
                                ------------  ------------  -------------
Total assets                    $ 2,650,696   $ 2,522,165   $  2,583,019
                                ------------  ------------  -------------
                                ------------  ------------  -------------


(9)  Subsequent Event

On November 13, 2001, the Company announced the discontinuance of its dividend payments to shareholders, effective December 30, 2001. The Company evaluates its dividend policy on an ongoing basis and has determined that cash generated from existing operations should be used to fund internal capital requirements.




                                     9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

($000s omitted, except per share amounts)

RESULTS OF OPERATIONS

The Company recorded a consolidated operating loss of $1,387 for the 13 weeks ended September 29, 2001 (third quarter or 13-week period), compared to operating income of $43,573 for the 13 weeks ended September 30, 2000. For the 39 weeks ended September 29, 2001 (39-week period), consolidated operating income was $24,633, compared to $146,692 for the same period last year. The $44,960 decrease in operating income in the third quarter included a $37,286 decline in the merchandising segment and a $7,632 decline in the bankcard segment. The $122,059 decrease in operating income for the 39-week period included a $128,704 decline in the merchandising segment and a $6,166 improvement in the bankcard segment. The earnings decline in the merchandising segment was attributable primarily to higher charge-offs experienced in the private-label FCNB Preferred credit business and weak customer response at each merchant division.

Interest expense was $18,101 and $22,191 for the 13 weeks ended
September 29, 2001 and September 30, 2000, respectively. Interest expense in the third quarter benefited from lower average borrowing rates, offset slightly by higher average debt levels. Interest expense totaled $55,571 for the 39-week period, compared to $52,206 for the same period last year. The increase in interest expense in the 39-week period resulted primarily from higher average debt levels, partially offset by lower average borrowing rates.

The Company's consolidated effective tax rate was 37% for all periods presented. The Company assesses its effective tax rate on a continuous basis.

The consolidated net loss for the third quarter totaled $12,305, or $0.09 per share, compared to consolidated net earnings of $13,471, or $0.10 per share, for the same period last year. The consolidated net loss for the 39-week period totaled $19,518, or $0.15 per share, compared to consolidated net earnings of $55,450, or $0.42 per share, for the same period last year. Results for the 39-week period last year included the cumulative effect of an accounting change recorded in response to Staff Accounting Bulletin No. 101, "Revenue Recognition," that reduced net earnings by $4,076 (net of income tax benefit of $2,503), or $0.03 per share. All references to earnings per share are on a diluted basis.

The Company, like other retailers, experiences seasonal fluctuations in its revenue and net earnings. Historically, a disproportionate amount of the Company's net earnings have been realized during the fourth quarter. Accordingly, the results for the 13- and 39-week periods are not necessarily indicative of the results to be expected for the entire year.


Segment results:
Operating results for the Company are reported for two segments: merchandising and bankcard. The merchandising segment is an aggregation of the Company's three merchant divisions: Eddie Bauer, Newport News and Spiegel, and includes the private-label FCNB Preferred credit operation. The bankcard segment represents the bankcard operations of First Consumers National Bank, the Company's special-purpose bank. The Company allocates its corporate expenses to both segments.

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

Certain prior period amounts in the merchandising segment have been reclassified to conform with the current presentation. In fiscal 2000, the Company reclassified shipping and handling revenue from selling, general and administrative (SG&A) expense to other revenue in response to Emerging Issues Task Force (EITF) Issue No. 00-10. The Company also reclassified certain occupancy expense from cost of sales to SG&A expense. In the third quarter of 2001, the Company reclassified certain amounts previously recorded as finance revenue to SG&A to eliminate the effect of an intercompany transaction from the consolidated statements of earnings. All ratios presented reflect these reclassifications, including gross profit margin as a percent of total net sales and SG&A expense as a percent of total revenue.


Merchandising segment:

                                  Thirteen Weeks Ended       Thirty-nine Weeks Ended
                               --------------------------   --------------------------
                                  Sept. 29,     Sept. 30,      Sept. 29,     Sept. 30,
                                      2001          2000           2001          2000
                               ------------  ------------   ------------  ------------

Catalog net sales              $   248,851   $   318,640    $   855,255   $ 1,021,320
E-commerce net sales                69,561        48,990        215,673       132,146
                               ------------  ------------   ------------  ------------
Total direct net sales             318,412       367,630      1,070,928     1,153,466
Retail store net sales             256,323       276,376        790,211       829,787
                               ------------  ------------   ------------  ------------
Total net sales                    574,735       644,006      1,861,139     1,983,253
Finance revenue                     14,259        43,489         69,181       129,954
Other revenue                       64,376        62,620        211,159       204,120
                               ------------  ------------   ------------  ------------
Total revenue                  $   653,370   $   750,115    $ 2,141,479   $ 2,317,327
                               ------------  ------------   ------------  ------------
Operating income (loss)        $   (33,912)  $     3,374    $   (47,386)  $    81,318
                               ------------  ------------   ------------  ------------
% change
Total net sales                       -11%            1%             -6%           5%
Comparable-store sales                -15%          -15%            -11%          -7%
Total revenue                         -13%            3%             -8%           7%
                               ------------  ------------   ------------  ------------
Gross profit margin
  (% of total net sales)             34.2%         36.0%          36.0%         37.5%
SG&A expenses
  (% of total revenue)               47.3%         44.6%          46.6%         43.0%
Operating income (loss)
  (% of total revenue)               -5.2%          0.4%          -2.2%          3.5%
                               ------------  ------------   ------------  ------------



The third quarter operating loss for the merchandising segment totaled $33,912 compared to operating income of $3,374 for the prior year period. For the 39-week period, the merchandising segment recorded an operating loss of $47,386 compared to operating income of $81,318 for the prior year period. The decline in operating income resulted primarily from a lower contribution from the FCNB Preferred credit operation driven by higher charge-offs, and included the impact of lower customer response at each merchant division.

Total merchandising revenue decreased 13% in the third quarter to $653,370 from $750,115 for the comparable prior year period. Lower revenue resulted from an 11% decline in net sales and a 67% decline in finance revenue. The 11% net sales decline in the third quarter included a 13% decrease in direct net sales and a 7% decrease in retail store net sales. Total merchandising revenue decreased 8% in the 39-week period, resulting from a 6% decline in net sales and a 47% decline in finance revenue. The 6% decrease in net sales for the 39-week period included a 7% decline in direct net sales and a 5% decline in retail store net sales.


                                     11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The direct sales channel is comprised of catalog and e-commerce sales.
The 13% decline in direct net sales in the third quarter reflected a 42% increase in e-commerce sales offset by a 22% decrease in catalog net sales. For the 39-week period, a 63% increase in e-commerce sales was offset by a 16% decrease in catalog net sales. Retail store net sales declined 7% in the third quarter, reflecting a 15% decline in Eddie Bauer's comparable-store sales partially offset by higher outlet store sales. Eddie Bauer's comparable-store sales decreased 11% for the 39-week period. Weak customer response continued to be experienced at each merchant division.

FCNB Preferred credit finance revenue decreased 67% to $14,259 in the third quarter from $43,489 in the comparable prior year period. For the 39-week period, finance revenue decreased 47% to $69,181 from $129,954 in the prior year period. The decline in finance revenue is due primarily to lower retained-interest income from securitized receivables. While average receivables serviced increased and the finance charge and credit fee yields remained relatively constant, retained-interest income decreased significantly reflecting an increase in charge-offs on securitized receivables compared to last year. The Company sold additional FCNB Preferred credit card receivables of $76,000 in the third quarter compared to $67,578 in the same period last year. The Company recorded a $4,000 reduction to net pretax gains on the sale of receivables in the 13-week period compared to a reduction of $59 in the same period last year. The reduction to net pretax gains in the third quarter reflects the expectation of higher charge-offs. In addition, the cash reserve accounts related to securitization activities have been discounted to net present value resulting in lower net pretax gains on the sale of receivables. For the 39-week period, receivables sold increased $21,998 compared to a net increase of $222,579 in the prior year period.
Net pretax gains on the sale of receivables totaled $13,834 for the 39-week period compared to $13,588 for the same period last year.

Gross profit margin on net sales for the merchandising segment decreased
180 basis points to 34.2% in the third quarter compared to 36.0% in the comparable period last year, primarily due to margin declines at Eddie Bauer. Margin declines at Eddie Bauer reflect higher markdowns taken to sell through slow-moving merchandise to manage inventories, primarily in the retail store business. For the 39-week period, gross profit margin on net sales decreased 150 basis points to 36.0% from 37.5% in the comparable prior year period. Margin growth achieved by Spiegel, resulting primarily from lower markdowns compared to the prior year period, was offset by lower margins at Eddie Bauer and to a lesser extent, Newport News.

For the third quarter, the selling, general and administrative (SG&A) expense ratio increased 270 basis points to 47.3% of total revenue compared to 44.6% in the same period last year. The increase resulted from lower productivity on catalog circulation and decreased operating expense leverage due to lower revenues. For the 39-week period, the SG&A ratio increased 360 basis points to 46.6% of total revenue compared to 43.0% in the same period last year.
The current year period also reflects an incremental allowance for doubtful accounts while the prior year period benefited from a net reversal of allowance for doubtful accounts, primarily related to the securitization of credit card receivables. Stringent cost controls continue to be a focus across all merchandising divisions.


                                     12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Bankcard segment:

                                  Thirteen Weeks Ended        Thirty-nine Weeks Ended
                               ---------------------------   --------------------------
                                  Sept. 29,      Sept. 30,      Sept, 29,     Sept. 30,
                                      2001           2000           2001          2000
                               ------------   ------------   ------------  ------------
Total revenue                  $    50,382    $    57,429    $   137,510   $   123,549

Operating income               $    32,925    $    40,557    $    72,892   $    66,726
                               ------------   ------------   ------------  ------------


Bankcard revenue decreased 12% to $50,382 for the third quarter, compared to $57,429 for the prior year period. While average receivables serviced increased 40% and finance charge and credit fee yields remained relatively constant, retained-interest income decreased significantly compared to the prior year period. Retained-interest income was negatively impacted by an increase in charge-offs, which reduced the excess cash flows from securitized receivables that are recorded as finance revenue. The Company sold additional bankcard receivables of $93,000 in the third quarter, compared to $94,000 in the same period last year. Net pretax gains on the sale of receivables in the third quarter totaled $14,616 compared to $29,894 for the same period last year. Incremental gains in the third quarter were driven by the sale of additional receivables and anticipated improvements in portfolio performance, primarily related to finance charge yields.

For the 39-week period, bankcard revenue increased 11% to $137,510, compared to $123,549 for the prior year period. The growth in revenue was attributable to a 67% increase in average receivables serviced, offset somewhat by lower retained-interest income. Retained-interest income was negatively impacted by an increase in charge-offs, which reduced the excess cash flows from securitized receivables that are recorded as finance revenue. The Company sold additional bankcard receivables of $165,000 in the 39-week period, compared to $224,000 in the comparable prior year period. Net pretax gains on the sale of receivables totaled $29,894 compared to $25,575 for the same period last year. Incremental gains in the 39-week period were driven by the sale of additional receivables and reflected anticipated improvements in portfolio performance, primarily related to finance charge yields.

Impacted by the increase in charge-offs, operating income for the bankcard segment declined to $32,925 for the third quarter from $40,557 for the comparable period last year. For the 39-week period, operating income increased to $72,892 from $66,726 in the comparable prior year period driven by growth in the portfolio.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of credit card receivables and the issuance of debt and common stock. Total credit card receivables sold were $2,707,000 at September 29, 2001, $2,086,560 at September 30, 2000 and $2,520,002 at December 30, 2000.

Net cash used in operating activities totaled $317,267 and $136,994 for the 39-week periods ended September 29, 2001 and September 30, 2000, respectively. Receivables contributed $105,728 more cash to operating activities in the current year period, as a $259,581 decline in cash provided by securitization activity was offset by slower growth in receivables serviced relative to last year. Excluding receivables, net cash flow from operations declined $286,001 compared to the prior year period. Declines in operating results coupled with an increase in cash utilized for accounts payable and accrued liabilities drove the increase in net cash used in operating activities compared to the prior year.
Net cash used for accounts payable and accrued liabilities reflects principal payments made to investors upon maturity of jumbo certificates of deposit issued by the Company's special-purpose bank. In contrast, the fiscal 2000 period benefited from the issuance of these jumbo certificates of deposit. Partially offsetting these uses of cash was a lower investment in inventory in the current year relative to the prior year period in response to lower sales at the merchant divisions.


                                    13
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net cash used in investing activities totaled $141,394 for the 39-week period compared to $71,154 in the same period last year. Cash reserve requirements related to securitization activities and the purchase of previously leased warehouse equipment for $19,734 represented the primary uses of cash in the current year period. The discounted value of the Company's restricted cash accounts was $65,748 as of September 29, 2001 and $5,391 at year-end. The restricted cash accounts represent reserve funds used as credit enhancement for specific classes of investor certificates issued in certain asset-backed securitization transactions. These restricted cash accounts are included in other assets in the Company's consolidated balance sheets. Expenditures in both periods were also comprised of information technology-related projects, facilities expansion and upgrades, and to a lesser extent, Eddie Bauer retail store expansion and remodeling.

As of September 29, 2001, total debt was $1,192,857 compared to $1,003,571 as of September 30, 2000. The increase in total debt compared to the prior year period was primarily driven by funding requirements of the Company's credit operations. The Company plans to continue to utilize asset-backed securitization of credit card receivables as a source of funds to manage debt and help fund the growth of its credit businesses.

In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At September 29, 2001, there were no outstanding borrowings under this agreement.

The Company's existing debt agreements have restrictive covenants, including restrictions on the payment of dividends. Financial covenants establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage (Coverage), total debt to equity (Leverage), and adjusted total debt to earnings before interest, taxes, depreciation and amortization, and rents (Debt to EBITDAR). Additionally, these and certain other debt agreements contain cross default provisions.
At September 29, 2001, the Company was in compliance with all financial covenants.

On November 13, 2001, the Company announced the discontinuance of its dividend payments to shareholders, effective December 30, 2001. The Company evaluates its dividend policy on an ongoing basis and has determined that cash generated from existing operations should be used to fund internal capital requirements.

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

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's third quarter 2001 interest expense would have changed by approximately $693. In addition, the Company occasionally utilizes derivative financial instruments to reach its targeted objectives. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $65,000 at September 29, 2001.


                                     14
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"
(for the disposal of a segment of a business) and amends APB No. 51, "Consolidated Financial Statements." The Company is evaluating the new statement's provisions to assess the impact on its consolidated results of operations and financial position.


                                     15
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

This report contains statements that are forward-looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. Words such as "expect," "plan," "believe," "anticipate," and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Potential risks and uncertainties include, but are not limited to, factors such as adverse changes in general economic conditions; world events, including terrorist activity, hostilities or other similar or related events; the financial strength and performance of the retail and direct marketing industry; changes in consumer spending patterns; dependence on the securitization of credit card receivables to fund operations; state and federal laws and regulations related to offering and extending credit; risks associated with collections on the Company's credit card portfolio; interest rate fluctuations; postal rate increases; paper or printing costs; the success of planned merchandising, advertising, marketing and promotional campaigns; and other factors that may be described in the Company's other filings with the Securities and Exchange Commission.



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



November 13, 2001



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