Form 10-K
period 2001-12-29
SPIEGEL INC
filed 2003-02-04
CIK 276641

                                                                 CONFORMED COPY

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K

                               -----------------

    (Mark One)

   . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 29, 2001

                                      OR

   . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                        Commission file number 0-16126

                                 SPIEGEL, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                              36-2593917
         (State of Incorporation)         (I.R.S. Employer Identification No.)

             3500 LACEY ROAD
         DOWNERS GROVE, ILLINOIS                       60515-5432
 (Address of principal executive offices)              (Zip Code)

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   On December 5, 2002, the aggregate market value of Class A non-voting common stock held by non-affiliates (based on the closing price reported by Pink
Sheets LLC on that date) was $6,702,063. The number of shares outstanding of the issuer's Class A non-voting common stock at December 5, 2002 was 14,945,144.

   The Class B voting common stock is not publicly traded and is 100% held by affiliates. The number of shares outstanding of the issuer's Class B voting common stock at December 5, 2002 was 117,009,869.

                     Documents Incorporated by Reference:
                                     None

================================================================================

                                    PART I

ITEM 1.  Business

General development of business

   Spiegel, Inc. ("The Spiegel Group" or "the Company") and its predecessors date from 1865. The Company was incorporated under the laws of Delaware in 1965. Spiegel Holdings, Inc., a Delaware corporation ("SHI"), currently holds 100% of the Company's Class B voting common stock, affording SHI control of the Company.

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

Narrative description of business ($000s omitted)

   The Spiegel Group is a leading, international specialty retailer that offers merchandise through catalogs, e-commerce sites and retail stores in addition to credit services to qualifying customers of Eddie Bauer, Spiegel and Newport News (the "merchant divisions").

Significant Events ($000s omitted)

   Historically, the operating results for the Company were reported for two segments: merchandising and bankcard. The merchandising segment included an aggregation of the Company's three merchant divisions and the private-label preferred credit operation. The bankcard segment included primarily the bankcard operations of First Consumers National Bank (FCNB), the Company's special-purpose bank, and Financial Services Acceptance Corporation (FSAC). In the fourth quarter of fiscal 2001, the Company formalized a plan to sell the bankcard segment. Accordingly, the information included herein reflects the bankcard segment as a discontinued operation for all periods presented. The Company anticipates the completion of a sale of its bankcard segment by April 2003. To the extent that the Company is unable to sell the bankcard segment, this segment will be liquidated as part of the liquidation of FCNB in its entirety, as required under the OCC agreement (see page 3). See Note 2 to the Company's Consolidated Financial Statements for further discussion.

   On April 4, 2002, MBIA Insurance Corporation ("MBIA") issued a notice asserting the occurrence of one "Pay Out Event" and the existence of circumstances which, if not cured within 45 days following the date of such notice, would result in the occurrence of a second "Pay Out Event," under two asset-backed securities offerings issued by the Spiegel Credit Card Master Note Trust (the "Trust") and known as Series 2000-A and Series 2001-A. Those transactions involve the public issuance of notes supported by private-label credit card receivables originated by FCNB and for which MBIA insures the payments to noteholders and The Bank of New York acts as indenture trustee. A "Pay Out Event" would divert monthly excess cash flow remaining after the payment of debt service and other expenses to repay principal to noteholders on an accelerated basis. This excess cash flow is otherwise paid to the Company and is utilized by the Company to fund its operations.

   The Company believes that no "Pay Out Event" has occurred as defined under the securitization documents. The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of

New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things, MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation and to obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company; provided that during the first seven months following the date of the agreement such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may be lower than the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contained other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. An amendment to the MBIA agreement to extend the date of the requirements has not yet been finalized. Although the Company believes that it will obtain an amendment to the settlement agreement, there can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include a "Pay Out Event", as described above. See Note 3 to the Company's consolidated financial statements.

   On May 15, 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things: (i) contains restrictions on transactions between the bank and its affiliates and requires the bank to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires the bank to obtain an aggregate of $198,000 in guarantees, which guarantees have been provided through the Company's majority shareholder; (iii) restricts the bank's ability to accept, renew or rollover deposits; (iv) places restriction on the bank's ability to issue new credit cards and make credit line increases; (v) requires the bank within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires the bank to maintain sufficient assets to meet daily liquidity requirements; (vii) requires the bank to complete a comprehensive risk management assessment; (viii) establishes minimum capital levels for the bank; (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

   In October 2002, the Company submitted a revised disposition plan to the OCC. The disposition plan provides for the sale or liquidation of the bankcard portfolio by April 30, 2003. To the extent that the Company is unable to sell the bankcard portfolio, the portfolio will be liquidated as part of the liquidation of FCNB in its entirety. On November 27, 2002, the OCC approved the disposition plan.

   For the reporting period December 29, 2001, the Company was in violation of its financial covenants. The Company is working with its lending group to restructure the existing credit facilities. However, there can be no assurances that a new credit facility will be available to the Company. If the Company is not able to enter into a new credit facility, alternative sources of financing will be required to obtain the necessary liquidity to continue to operate the business. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. See Note 3 to the Company's consolidated financial statements included in Item 8 hereof.

   Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transferred its interest in the Company to its partners and designees. Otto Versand and the Company have entered into certain agreements seeking to benefit both parties by providing for the sharing of expertise. In October 2002, the German partnership changed its name from Otto Versand (GmbH & Co) to Otto (GmbH & Co KG), hereinafter referred to as "Otto Versand (GmbH & Co)" or "Otto Versand".

Principal products, services, and revenue sources

   The Company is comprised of its Eddie Bauer, Newport News and Spiegel subsidiaries, which distribute apparel, home furnishings and other merchandise through catalogs, e-commerce sites and retail stores. The marketing efforts of these businesses are supported by the proprietary credit cards offered to qualifying customers.

   There are two principal product categories: apparel and home furnishings and other merchandise. The components of net sales by product category for the last three years were:

                                                    2001 2000 1999
                                                    ---- ---- ----
             Apparel...............................  78%  78%  79%
             Home furnishings and other merchandise  22   22   21
                                                    ---  ---  ---
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

Credit services ($000s omitted)

   FCNB is the issuer of the FCNB bankcard charge cards. The accounts are serviced through FCNB's headquarters and call center operations located in Oregon in the cities of Beaverton and Albany, respectively. As previously discussed, the Company plans to sell the bankcard segment by April 2003.

   In an effort to build brand loyalty and to provide additional convenience for its customers, the Company offers credit programs to qualifying customers in the form of preferred credit cards imprinted with an Eddie Bauer, Newport News or Spiegel logo depending on the source of the original application for credit. This credit card allows a customer to purchase products from any Company affiliate, regardless of the imprint on the card. Historically, the Company's preferred credit programs have been serviced by FCNB. With the sale of the bankcard segment, these preferred credit programs will either be serviced internally by the Company or by a third party servicer. Both options will require approval from the parties associated with the Company's securitization agreements.

   At December 29, 2001, preferred credit card receivables serviced were $2,305,930, representing approximately three million active accounts. Approximately 41% of total net sales in 2001 were made with the Company's preferred credit cards. This includes approximately 21% of Eddie Bauer net sales, 73% of Spiegel net sales and 59% of Newport News net sales. The lower percentage of Eddie Bauer sales made on preferred credit cards is primarily attributable to the relatively higher percentage of retail store sales at Eddie Bauer. Retail stores generally have a lower percentage of sales made on credit compared to the direct channel, which is comprised of catalog and e-commerce sales.

   Deterioration in the credit market, increases in credit account charge-offs and interest rate fluctuations all represent risks to the profitability of the Company's preferred credit card programs.

   The Company also offers credit to its customers through FCNB's bankcard business. FCNB's bankcard business markets various national MasterCard/TM/ and Visa/TM/ programs. FCNB's bankcard portfolio includes secured cards, co-branded cards and affinity cards, such as the FCNB Mastercard, the FCNB Visa, the Spiegel MasterCard and the Eddie Bauer MasterCard.

   The following is a discussion of the merchant divisions included in the merchandising segment that offer the products and credit programs described above:

Eddie Bauer ($000s omitted)

   Eddie Bauer is a leading tri-channel specialty retailer serving the casual lifestyle needs of men and women through the sale of high quality private-label apparel, accessories and home furnishings. Eddie Bauer markets its products through stores, catalogs and e-commerce sites. Total net sales were $1,599,075, $1,748,665 and $1,789,096 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Retail and outlet store sales comprised approximately 73% of total net sales in fiscal 2001, 2000 and 1999. A key strategy for Eddie Bauer is to leverage synergies between its multiple marketing channels, maximizing cross-promotional opportunities. This strategy includes: referring retail store customers to the catalog order desk within stores for additional merchandise and size options; utilizing the catalog customer database to help identify potential store locations; using catalog space to advertise the retail concept and e-commerce sites; utilizing retail store mailing lists to help build the catalog customer file; store locator on e-commerce site; and ability to order from the catalog on the Internet.

   Eddie Bauer's apparel category comprised approximately 86% of its total net sales in fiscal 2001, 2000 and 1999. Eddie Bauer presents its apparel and related accessories through its trademark Eddie Bauer apparel stores, outlet stores, catalogs and e-commerce sites including eddiebauer.com, eddiebaueroutlets.com and eddiebauerb2b.com. The apparel category includes full seasonal collections of fine quality sportswear and dress casual, outerwear, footwear and accessories. Eddie Bauer presents its comfortable, relaxed home furnishings and decor for the bed and bath through its Eddie Bauer HOME retail stores, catalogs and on its eddiebauerhome.com e-commerce site.

   In 1993, Eddie Bauer entered into a joint-venture arrangement with Otto-Sumisho, Inc. (a joint venture company of Otto Versand, a related party, and Sumitomo Corporation) to sell its full line of Eddie Bauer sportswear products through retail stores and catalogs in Japan. At December 29, 2001, there were 38 such stores. During 1995, Eddie Bauer entered into an agreement with Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) to form a joint venture to sell Eddie Bauer products through retail stores and catalogs in Germany. At December 29, 2001, there were nine such stores.

   Eddie Bauer also has capitalized on selected licensing opportunities, including a rich history with Ford Motor Company, which uses the Eddie Bauer name and logo on special series Ford vehicles, as well as arrangements with Gold Bug, Inc., The Lane Company (a division of Furniture Brands International); American Recreation Products, Inc.; Cosco, Inc., a manufacturer of infant and juvenile car seats and strollers; Baby Boom Consumer Products, Inc., a manufacturer of infant products, and Imperial Wall Coverings.

Eddie Bauer retail store business ($000s omitted)

   At December 29, 2001, Eddie Bauer operated a total of 575 stores: 476 retail stores and 99 outlets. There are 536 stores located in the United States and 39 stores in Canada. Of the stores open at December 29, 2001, 44 were Eddie Bauer HOME. The average Eddie Bauer store is approximately 7,404 gross square feet. Eddie Bauer's retail stores are generally located in upscale regional malls or in high traffic metropolitan areas. Eddie Bauer also opens stores in certain smaller markets where it believes a concentration of its target customers exists. Eddie Bauer outlet stores are located predominately in outlet malls and value strip centers and generally in areas not serviced by its core specialty retail stores. Eddie Bauer's outlet store strategy includes the liquidation of excess inventory while also offering products made exclusively for the outlet stores.

   In fiscal 2001, Eddie Bauer completed nine significant remodels of existing stores while decreasing its new store growth pace, opening a net of 12 stores in fiscal 2001 as compared to 31 new store openings in fiscal 2000. The average cost of opening a typical new Eddie Bauer store in fiscal 2001, including inventory, furniture and fixtures, pre-opening expenses and leasehold improvements (net of landlord construction allowances) was approximately $393. Eddie Bauer's ability to open and operate new stores profitably is dependent on the availability of suitable store locations, the negotiation of acceptable lease terms, Eddie Bauer's financial resources and its ability to control the operational aspects and personnel requirements of its growth.

Eddie Bauer direct business

   The Eddie Bauer direct business serves its customers through catalogs and four e-commerce sites. The Eddie Bauer direct business distributed 110 million catalogs in fiscal 2001 and at December 29, 2001 had approximately 3.7 million active customers (customers who have purchased within the last 18 months from either the catalogs or e-commerce sites.) As a corollary to its retail store operations, Eddie Bauer catalog concepts include its trademark Eddie Bauer apparel catalog and Eddie Bauer HOME catalogs, as well as its largest catalog, Eddie Bauer Resource. Eddie Bauer actively pursues new customers within its target market through initiatives such as list rentals, utilizing names of its store customers and e-commerce marketing programs.

Newport News ($000s omitted)

   Newport News is a specialty direct marketer offering fashionable, moderately priced women's apparel and home furnishings through catalogs and its e-commerce site, newport-news.com. Total net sales were $448,933, $479,098 and $410,804 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Newport News distributed 254 million catalogs in fiscal 2001 and at December 29, 2001 had approximately 4.2 million active customers (customers who have purchased within the last 18 months from either the catalogs or e-commerce site).

   The Newport News apparel category comprised approximately 90% of its sales in fiscal 2001, 2000 and 1999. Although Newport News specializes in swimwear and jeans, all women's apparel categories, including footwear, are well represented. The Newport News home furnishings category consists primarily of bed, bath and decorative accessories.

Spiegel ($000s omitted)

   A direct marketer, Spiegel has developed its strong brand identity by working to understand and satisfy its customers with a broad assortment of sophisticated, high-quality apparel and home merchandise marketed through its semi-annual catalog, various specialty catalogs and e-commerce sites including spiegel.com. Spiegel offers overstock, end-of-season and other merchandise through its Ultimate Outlet stores, which are predominately located in outlet malls, and through catalogs and the ultimateoutlet.com e-commerce site. Total net sales were $734,045, $833,388 and $716,555 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Sales through its direct channel comprised approximately 92%, 92% and 90% of total net sales in fiscal 2001, 2000 and 1999, respectively. Spiegel distributed 143 million catalogs in fiscal 2001 and at December 29, 2001 had approximately 3.4 million active customers (customers who have purchased within the last 18 months from either the catalogs or e-commerce sites).

   Spiegel's apparel merchandise, which represented approximately 52% of net sales in fiscal 2001, 2000 and 1999, includes private-label and branded merchandise. Private-label merchandise is developed by in-house product design teams based on emerging fashion trends and customer research. Spiegel's home furnishings and other merchandise, which represented 48% of net sales in fiscal 2001, are a mixture of private-label and branded merchandise ranging from traditional to contemporary styles, including accent pieces, decorative accessories, bed and bath, kitchen accessories and small appliances, home electronics, window treatments and rugs.

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

Merchandise

   The merchant divisions sell domestically produced and imported merchandise, which is purchased in the open market from approximately 1,900 suppliers, none of which supplied as much as 5% of the merchandise purchased during fiscal 2001, 2000 and 1999. A significant amount of the dollar value of merchandise purchased is imported directly from the Far East and Europe. Consequently, the Company is subject to the risks generally associated with conducting business abroad. The Company's business could be affected by economic events or political instability that might impact imports, including duties, quotas and work stoppages. To date, these factors have not caused any material disruption to the Company's operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could over time increase the cost to the Company of merchandise purchased in foreign countries, which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above; however, the Company believes this risk exists for many other retailers.

Licenses and trademarks

   The Company utilizes trademarks and tradenames including "Spiegel," "Eddie Bauer," "Newport News," "The Ultimate Outlet," "Jeanology" and "Easy Style." The Company also is licensed by a related party to sell goods under the "Together!" and "Apart" labels among others. The Company utilizes numerous other trademarks and tradenames, however, believes that the loss or abandonment of the above named trademarks, tradenames or licenses would have the most significant effect on its business.

Seasonality of business

   The merchant divisions, like other retailers, have experienced and expect to continue to experience seasonal fluctuations in merchandise sales and net earnings. Historically, a significant amount of the merchandising segment's net sales and a majority of its net earnings have been realized during the fourth quarter. In the third quarter in order to prepare for peak sales that occur during the fourth quarter, the Company builds inventory levels, which results in higher liquidity needs as compared to the other quarters in the fiscal year. If sales were materially different from seasonal norms during the fourth quarter, the Company's annual operating results could be materially affected. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

Competition

   The markets in which the merchant divisions participate are highly competitive and are served by a significant number of retailers including direct marketers, traditional department stores, so-called "off-price" and discount retailers and specialty chains. Success is highly dependent upon the merchant division's ability to maintain its existing customers, solicit new customers, identify distinct fashion trends and continue to address the lifestyle needs and style preferences of its customers. The Company believes it is positioned to compete effectively in all marketing channels, including stores, catalog and e-commerce internet sites, supported by its strong infrastructure.

Employees

   During fiscal 2001, the Company employed between approximately 11,947 and 14,898 full-time equivalent employees, depending on the time of year, reflecting the seasonality of the Company's operations and the fluctuations in its workforce during the year.

   Spiegel is party to a collective bargaining agreement with the Warehouse, Mail Order, Office, Technical and Professional Employees Union, Local 743, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Local 743"). Local 743 represents approximately 40 full-time and two part-time employees under an agreement that expires on February 28, 2005. In addition, Spiegel is party to a separate agreement with Local 743, which expires on May 31, 2003 that covers approximately 22 full-time and 21 part-time Chicago-area Spiegel Ultimate Outlet store employees.

   The Company considers its relations with its employees to be good and has not experienced any material interruption of operations due to labor disagreements with its employees.

Properties

   The Company's corporate headquarters and Spiegel operations are located in leased office space in Downers Grove, Illinois. The Company owns its Westmont, Illinois corporate data center.

   The following information is specific to the subsidiaries of the Company:
Eddie Bauer occupies office space in 10 buildings located in and around Redmond, Washington; three of which are owned and seven of which are under lease. Newport News leases office space in New York, New York and owns office space in Hampton, Virginia. The Company's subsidiary, Spiegel Group Teleservices, Inc. performs the customer order and customer service functions on behalf of the merchant divisions and leases facilities in Wichita, Kansas; Rapid City, South Dakota; Bothell, Washington; and Saint John, New Brunswick, Canada.

   All retail store locations are also leased. A typical store lease is for a term of 10 years, with options for renewal.

   The Eddie Bauer and Spiegel retail and catalog distribution functions are performed in two owned facilities in Groveport and Columbus, Ohio. An additional retail distribution facility is leased in Toronto, Canada to support the Eddie Bauer retail stores located in Canada. The Newport News distribution function is performed in an owned facility in Newport News, Virginia. Newport News also leases three warehouse facilities, two of which are located in Hampton, Virginia and another located in Williamsburg, Virginia.

   The Company considers its present space and facilities under development adequate for anticipated future requirements.

ITEM 2.  Properties

   Information regarding the principal properties of the Company is incorporated herein by reference to page 4 and 8 of Item 1 hereof.

ITEM 3.  Legal Proceedings ($000s omitted)

   On April 4, 2002, MBIA Insurance Corporation ("MBIA") issued a notice asserting the occurrence of one "Pay Out Event" and the existence of circumstances which, if not cured within 45 days following the date of such notice, would result in the occurrence of a second "Pay Out Event," under two asset-backed securities offerings issued by the Spiegel Credit Card Master Note Trust (the "Trust") and known as Series 2000-A and Series 2001-A. Those transactions involve the public issuance of notes supported by private-label credit card receivables originated by FCNB and for which MBIA insures the payments to noteholders and The Bank of New York acts as indenture trustee. A "Pay Out Event" would divert monthly excess cash flow remaining after the payment of debt service and other expenses to repay principal to noteholders on an accelerated basis. This excess cash flow is otherwise paid to the Company and is utilized by the Company to fund its operations.

   The Company believes that no "Pay Out Event" has occurred as defined under the securitization documents. The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things, MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation and to obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company; provided that during the first seven months following the date of the agreement such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may be lower than the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contained other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. An amendment to the MBIA agreement to extend the date of the requirements has not yet been finalized. Although the Company believes that it will obtain an amendment to the settlement agreement, there can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include a "Pay Out Event", as described above. See Note 3.

   On May 15, 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things: (i) contains restrictions on transactions between the bank and its affiliates and requires the bank to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires the bank to obtain an aggregate of $198,000 in guarantees, which guarantees have been provided through the Company's majority shareholder; (iii) restricts the bank's ability to accept, renew or rollover deposits; (iv) places restriction on the bank's ability to issue new credit cards and make credit line increases; (v) requires the bank within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires the bank to maintain sufficient assets to meet daily liquidity requirements; (vii) requires the bank to complete a comprehensive risk management assessment; (viii) establishes minimum capital levels for the bank; (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

   In October 2002, the Company submitted a revised disposition plan to the OCC. The disposition plan provides for the sale or liquidation of the bankcard portfolio by April 30, 2003. To the extent that the Company is unable to sell the bankcard portfolio, the portfolio will be liquidated as part of the liquidation of FCNB in its entirety. On November 27, 2002, the OCC approved the disposition plan.

   In December 2002 and January 2003, four lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and certain current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs purport to represent shareholders who purchased the Company's common stock between April 24, 2001 and April 19, 2002. The Company believes these claims lack merit and intends to defend against them vigorously.

   The SEC is conducting an investigation concerning the Company's delinquent filing of its Form 10-K for 2001 and its Form 10-Q's for 2002. We are cooperating with the SEC in its investigation, but we cannot predict the duration, scope or outcome of, or potential sanctions resulting from the investigation.

   The Company is routinely involved in a number of legal proceedings and claims, which cover a wide range of matters. In the opinion of management these legal matters are not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market information

   On April 17, 2002, the Company received a Nasdaq Staff Determination letter. The Staff Determination letter indicated that the Company did not comply with Marketplace Rule 4310(c)(14) by not filing its Form 10-K for the fiscal year ended December 29, 2001 by the required filing date. Accordingly, the Company's ticker symbol, SPGLA, was changed to SPGLE to signify the late filer status. On May 31, 2002, the Nasdaq Listing Qualifications Panel made a determination to delist the Company's Class A Common Stock on the Nasdaq National Market System effective with the open of business on June 3, 2002 based upon the Company's delinquency in filing this Form 10-K and other public interest concerns.

   On June 3, 2002, the Company's Class A Common Stock began trading on the over-the-counter market under the ticker symbol SPGLA. Stock quote information for SPGLA is being provided by Pink Sheets LLC and can be found on their web site at http://www.pinksheets.com. See Item 8. "Selected Quarterly Financial Data" for information on the high and low sale prices of the Class A non-voting common stock.

   The Class B voting common stock is not publicly traded. Therefore, no market value information is readily available on this class of stock. However, the Company believes the value of the Class B voting common stock approximates the market value of the Class A non-voting common stock as both classes of stock are equal in all respects, with the exception of voting rights.

Holders

   There were approximately 6,628 Class A non-voting common stockholders as of December 5, 2002. The Company believes that certain of the outstanding shares of Class A non-voting common stock are held by nominees for an unknown number of beneficial stockholders.

   The Class B voting common stock of the Company is privately held. As of the date hereof, there was one Class B voting common stockholder.

Dividends

   In fiscal 2001, the Company declared and paid four quarterly cash dividends to shareholders of record of both Class A non-voting common stock and Class B voting common stock at a rate of $0.04 per share. In fiscal 2000, the Company declared and paid three cash dividends to shareholders of record of both Class A non-voting common stock and Class B voting common stock at a rate of $0.04 per share. On November 13, 2001, the Company announced the discontinuance of its dividend payments to shareholders, effective December 30, 2001. Under the terms of the existing credit agreements, the Company is restricted from making dividend payments to shareholders.

ITEM 6.  Five-Year Selected Financial Data

                                                      2001        2000       1999         1998        1997
                                                   ----------  ---------- ----------   ----------  ----------
                                                           ($000s omitted, except per share amounts)
EARNINGS DATA
Net sales and other revenue (1)................... $2,973,219  $3,529,307 $3,317,571   $2,984,424  $3,191,558
Earnings (loss) from continuing operations before
  cumulative effect of accounting change (1)......   (188,903)     73,516     77,043      (27,593)    (45,263)
Net earnings (loss) (2)(3)(4).....................   (587,474)    120,818     85,330        3,270     (33,021)
Net earnings (loss) per common share from
  continuing operations before cumulative effect
  of accounting change Basic and diluted (1)...... $    (1.43) $     0.56 $     0.59   $    (0.21) $    (0.39)
Net earnings (loss) per common share
  (2)(3)(4) Basic and diluted..................... $    (4.45) $     0.92 $     0.65   $     0.03  $    (0.28)
Cash dividends per common share................... $     0.16  $     0.12 $       --   $       --  $       --

BALANCE SHEET AND CASH FLOW DATA
Current assets (1)................................ $1,238,869  $1,742,040 $1,561,291   $1,164,140  $1,235,202
Total assets (1)..................................  1,889,581   2,325,514  2,129,192    1,763,926   1,936,814
Current liabilities (1)...........................  1,674,978     722,628    762,548      587,663     629,845
Long-term debt excluding current maturities.......         --     686,857    566,572      523,036     713,750
Stockholders' equity..............................    214,603     827,482    725,140      637,267     565,600
Continuing Operations:
   Net additions to property and equipment (1)....     64,025      64,000     34,024       28,414      54,662
   Depreciation and amortization (1).............. $   81,968  $   75,921 $   90,850   $   86,999  $   86,419

--------
(1) Certain prior year amounts have been reclassified from amounts previously reported to conform with the fiscal 2001 presentation; see Notes 1 and 2 to the consolidated financial statements included in Item 8 hereof.

(2) The fiscal 2001 net loss includes a charge of $319,297 or $2.42 per share, for the accrued estimated loss on disposal of the bankcard segment; see
    Note 2 to the consolidated financial statements included in Item 8 hereof.

(3) The fiscal 2000 net earnings include a charge of $4,076 (net of tax benefit of $2,503), or $0.03 per share, for the cumulative effect of an accounting change related to the recognition of membership fee revenue; see Note 6 to the consolidated financial statements included in Item 8 hereof.

(4) The fiscal 1998 net earnings include a charge of $8,535, (net of tax benefit of $5,231), or $0.06 per share, for the redemption of subsidiary preferred stock.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ($000s omitted, except per share amounts)

GENERAL

   Historically, the operating results for the Company were reported for two segments: merchandising and bankcard. The merchandising segment included an aggregation of the Company's three merchant divisions and the private-label preferred credit operation. The bankcard segment included primarily the bankcard operations of

First Consumers National Bank (FCNB), the Company's special-purpose bank, and Financial Services Acceptance Corporation (FSAC). In the fourth quarter of fiscal 2001, the Company formalized a plan to sell the bankcard segment. Accordingly, the information included herein reflects the bankcard segment as a discontinued operation for all periods presented. The Company anticipates the completion of a sale of its bankcard segment by April 2003. To the extent that the Company is unable to sell the bankcard segment, this segment will be liquidated as part of the liquidation of FCNB in its entirety, as required under the OCC agreement (see page 3). As discussed below, the Company has been unable to successfully negotiate a new credit facility with its lending institutions, to obtain an amended settlement agreement with MBIA Insurance Corporation ("MBIA"), and to assure the future achievement of minimum performance requirements under its securitization transactions. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

   On April 4, 2002, MBIA issued a notice asserting the occurrence of one "Pay Out Event" and the existence of circumstances which, if not cured within 45 days following the date of such notice, would result in the occurrence of a second "Pay Out Event," under two asset-backed securities offerings issued by the Spiegel Credit Card Master Note Trust (the "Trust") and known as Series 2000-A and Series 2001-A. Those transactions involve the public issuance of notes supported by private-label credit card receivables originated by FCNB and for which MBIA insures the payments to noteholders and The Bank of New York acts as indenture trustee. A "Pay Out Event" would divert monthly excess cash flow remaining after the payment of debt service and other expenses to repay principal to noteholders on an accelerated basis. This excess cash flow is otherwise paid to the Company and is utilized by the Company to fund its operations.

   The Company believes that no "Pay Out Event" has occurred as defined under the securitization documents. The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things, MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation and to obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company; provided that during the first seven months following the date of the agreement such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may be lower than the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contained other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. An amendment to the MBIA agreement to extend the date of these requirements has not yet been finalized. Although the Company believes that it will obtain an amendment to the settlement agreement, there can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include a "Pay Out Event", as described above. See Note 3 to the consolidated financial statements included in Item 8 hereof.

   On May 15, 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things: (i) contains restrictions on transactions between the bank and its affiliates and requires the bank to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires the bank to obtain an aggregate of $198,000 in guarantees, which guarantees have been provided through the Company's majority shareholder; (iii) restricts the bank's ability to accept, renew or rollover deposits; (iv) places restriction on the bank's ability to issue new credit cards and make credit line increases; (v) requires the bank within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires the bank to maintain sufficient assets to meet daily liquidity requirements; (vii) requires the bank to complete a comprehensive risk management assessment; (viii) establishes minimum capital levels for the bank; (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

   In October 2002, the Company submitted a revised disposition plan to the OCC. The disposition plan provides for the sale or liquidation of the bankcard portfolio by April 30, 2003. To the extent that the Company is unable to sell the bankcard portfolio, the portfolio will be liquidated as part of the liquidation of FCNB in its entirety. On November 27, 2002, the OCC approved the disposition plan.

RESULTS OF OPERATIONS

   The following table sets forth the statement of operations data for the years ended December 29, 2001, December 30, 2000, and January 1, 2000. Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation. See Notes 1 and 2 to the consolidated financial statements included in Item 8 hereof.

                                              2001        2000        1999
                                           ----------  ----------  ----------
  Net sales............................... $2,782,053  $3,061,151  $2,916,455
  Finance revenue.........................   (112,287)    175,774     150,085
  Other revenue...........................    303,453     292,382     251,031
  Cost of sales...........................  1,752,986   1,889,630   1,821,234
  Selling, general and administrative
    expenses..............................  1,445,834   1,467,287   1,315,758
  Operating income (loss).................   (225,601)    172,390     180,579
  Interest expense........................     59,068      60,587      57,026
  Income tax expense (benefit)............    (95,101)     38,287      46,510
  Minority interest in loss of
    consolidated subsidiary...............        665          --          --
  Earnings (loss) from continuing
    operations before cumulative effect
    of accounting change..................   (188,903)     73,516      77,043
  Discontinued operations:
     Earnings (loss) from operations (net
       of tax expense (benefit) of
       $(10,044), $32,844 and $5,287,
       respectively)......................    (79,274)     51,378       8,287
     Loss on disposal.....................   (319,297)         --          --
  Cumulative effect of accounting change
    (net of tax benefit of $ 2,503).......         --      (4,076)         --
  Net earnings (loss)..................... $ (587,474) $  120,818  $   85,330
  Other Information:
     Gross profit margin (% of total net
       sales).............................       37.0%       38.3%       37.6%
     SG&A expenses (% of total revenue)...       48.6%       41.6%       39.7%

YEAR ENDED DECEMBER 29, 2001 COMPARED TO YEAR ENDED DECEMBER 30, 2000 ($000s omitted)

   Net sales: Net sales decreased by $279,098 or 9.1% from $3.06 billion for the year ended December 30, 2000 to $2.78 billion for the year ended December 29, 2001. Eddie Bauer comparable-store sales decreased 15% as weak customer response to its apparel offer led to lower sales volume in the current year. In addition, net sales at Spiegel decreased 11.9% as catalog net sales were down 19.7%, which was partially offset by e-commerce increases of 42% over the comparable period last year.

   Finance revenue: Finance revenue decreased $288,061 or 163.9% from $175,774 for the year ended December 30, 2000 to $(112,287) for the year ended December 29, 2001. The decrease in finance revenue primarily resulted from a decrease in net pretax gains related to the securitization of credit card receivables. When the Company securitizes credit card receivables, it retains interest-only strips, subordinated investor certificates, receivables, servicing rights and cash reserve accounts, all of which are retained interests in the securitized receivables. The Company estimates the fair value of these retained interests by using certain assumptions including portfolio yield, charge-offs, liquidation rates, interest rates and discount rates. Net pretax gains (losses) on the securitization of credit card receivables included in finance revenue totaled $(162,698) and $28,347 in 2001 and 2000, respectively. The decline in net pretax gains resulted primarily from an increase in expected charge-offs compared to the prior year. In addition, declines in finance revenue were also due to lower cash flows received from the securitization trust resulting from higher actual charge-off rates in the current year. Actual charge-off rates increased from approximately 9% in fiscal 2000 to approximately 16% in fiscal 2001.

   Other revenue: Other revenue increased by $11,701 or 3.8% from $292,382 for the year ended December 30, 2000 to $303,453 for the year ended December 29, 2001. The increase was driven by increases in royalty income and delivery income at Eddie Bauer and additional direct sales of third-party sourced magazines and other products at Spiegel.

   Cost of sales: Cost of sales decreased by $136,644 or 7.2% from $1.89 billion for the year ended December 30, 2000 to $1.75 billion for the year ended December 29, 2001. As a percentage of net sales, cost of sales increased from 61.7% to 63.0%. The increase in the cost of sales on a percentage basis was driven by higher markdowns at Eddie Bauer resulting from weak customer response to its apparel offer.

   Selling, general and administrative expenses ("SG&A"): SG&A expenses decreased $21,453 or 1.5% from $1.47 billion for the year ended December 30, 2000 to $1.45 billion for the year ended December 29, 2001. As a percentage of total revenue, SG&A expenses increased from 41.6% in fiscal 2000 to 48.6% in fiscal 2001. The increase as a percent of total revenue was due to higher catalog advertising expenses, which yielded lower sales productivity from catalog circulation and higher operating expenses in the current year for the preferred receivables portfolio. Non-recurring charges, which increased the SG&A ratio by approximately 60 basis points in 2000, included expenses related to organizational changes, as well as the disposition of certain impaired assets, including information technology-related assets.

   Operating income (loss): Operating income (loss) decreased by $397,991 or 230.9% from $172,390 for the year ended December 30, 2000 to $(225,601) for the year ended December 29, 2001. Lower net sales at each merchant company and lower finance revenue from the preferred credit card operation were the main drivers for the decrease in fiscal 2001.

   Interest expense: Interest expense decreased $1,519 or 2.5% from $60,587 for the year ended December 30, 2000 to $59,068 for the year ended December 29, 2001. Interest expense was favorably impacted by lower average interest rates throughout fiscal 2001, which was partially offset by higher debt levels in fiscal 2001.

   Income tax expense/(benefit): The effective tax rate was 33.4% in fiscal 2001 compared to 34.2% in fiscal 2000. In 2001, the Company recorded a valuation allowance of $8,840 due to substantial doubt about the Company's ability to continue as a going concern. See Notes 3 and 12 to the Company's consolidated financial statements included in Item 8 hereof. In addition, changes in earnings mix among the Company's various divisions affected the state tax rates for the comparable periods and differences in pretax income for the comparable periods resulted in a lower non-deductible goodwill rate in 2001 versus 2000. The Company assesses its effective tax rate on a continual basis.

   Earnings/(loss) from discontinued operations: The earnings (loss) from discontinued operations decreased $449,949 from $51,378 for the year ended December 30, 2000 to ($398,571) for the year ended December 29, 2001. The primary reason for the decrease relates to an estimated loss of $319,297 on the disposition of the bankcard segment, which was recorded in the fourth quarter of fiscal 2001. In addition to the estimated loss on disposition, the decrease in earnings is driven by higher charge-offs and a decrease in net pretax gains related to the securitization of credit card receivables. The decline in net pretax gains on the securitization of credit card receivables was a result of declines in the fair value of retained interests in the fourth quarter, primarily resulting from an increase in charge-offs compared to the prior year. Finally, earnings declines for discontinued operations also resulted from the Company's recognition of a pretax servicing fee liability of approximately $50,000. On an ongoing basis, the Company performs a review to determine if a servicing fee liability must be recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In the current year, the Company determined that the benefits received for servicing the receivables portfolio did not provide adequate compensation for servicing the receivables portfolio.

YEAR ENDED DECEMBER 30, 2000 COMPARED TO YEAR ENDED JANUARY 1, 2000 ($000s omitted)

   Net sales: Net sales increased by $144,696 or 5.0% from $2.92 billion for the fiscal year ended January 1, 2000 to $3.06 billion for the fiscal year ended December 30, 2000. Positive sales growth at Newport News and Spiegel were partially offset by sales declines at Eddie Bauer. Newport News and Spiegel net sales increases were driven by positive customer response to merchandise offerings on increased catalog circulation. Comparable store sales at Eddie Bauer were down 8% in 2000 due to weak customer response to its apparel offer. The sales growth in 2000 was driven by the e-commerce results, which increased 199% in 2000 over the prior year.

   Finance revenue: Finance revenue increased $25,689 or 17.1% from $150,085 for the year ended January 1, 2000 to $175,774 for the year ended December 30, 2000. The increase in finance revenue resulted from an increase in average receivables owned and an increase in net pretax gains related to the securitization of credit card receivables. Average receivables owned increased 58%, reflecting sales growth at Newport News and Spiegel accompanied by an increase in customer utilization of the preferred credit card programs. Net pretax gains on the sale of receivables included in finance revenue totaled $28,347 and $18,918 in fiscal 2000 and fiscal 1999, respectively. Gains related to the sale of receivables in 2000 were slightly offset by declines in the fair value of retained interests, primarily resulting from an increase in charge-offs compared to the prior year.

   Other revenue: Other revenue increased by $41,351 or 16.5% from $251,031 for the fiscal year ended January 1, 2000 to $292,382 for the fiscal year ended December 30, 2000. The increase was due to higher shipping and handling income resulting from higher catalog sales at Spiegel and Newport News.

   Cost of sales: Cost of sales increased by $68,396 or 3.8% from $1.82 billion for the fiscal year ended January 1, 2000 to $1.89 billion for the fiscal year ended December 30, 2000. As a percentage of net sales, cost of sales decreased from 62.4% in 1999 to 61.7% in 2000. The favorable cost of sales ratio resulted from margin improvements at Spiegel and Newport News, which was partially offset by declines at Eddie Bauer. Declines at Eddie Bauer reflect higher markdowns taken to manage inventories compared to the prior year.

   Selling, general, and administrative expenses: SG&A expenses increased by $151,529 or 11.5% from $1.32 billion for the fiscal year ended January 1, 2000 to $1.47 billion for the fiscal year ended December 30, 2000. As a percentage of total revenue, SG&A expense increased 190 basis points from 39.7% in 1999 to 41.6% in the comparable period in 2000. Higher advertising expense on catalog circulation at Eddie Bauer and Spiegel drove the increase. Also contributing to the increase was lower operating expense leverage at Eddie Bauer due to lower sales, an increase in investments in e-commerce marketing initiatives and site enhancements, as well as the impact of certain non-recurring items. Non-recurring charges, which increased the SG&A ratio by approximately 60 basis points in 2000, included expenses related to organizational changes, as well as the disposition of certain impaired assets, including information technology-related assets. Non-recurring charges in 1999 increased the SG&A ratio by approximately 60 basis points, and included costs associated with the closure of seven Eddie Bauer stores in the United Kingdom as well as the write-off of certain impaired assets, primarily leasehold improvements, at Eddie Bauer and Spiegel.

   Operating income: Operating income decreased by $8,189 or 4.5% from $180,579 for the year ended January 1, 2000 to $172,390 for the year ended December 30, 2000. Weak customer response to the apparel offer led to lower sales volume and higher markdowns at Eddie Bauer, which drove results significantly below the prior year.

   Interest expense: Interest expense increased $3,561 or 6.2% from $57,026 for the year ended January 1, 2000 to $60,587 for the year ended December 30, 2000. The increase in interest expense resulted primarily from higher average debt levels compared to the prior year, as well as a general increase in interest rates on the Company's outstanding borrowings. Somewhat offsetting the increase in interest expense in 2000 was a decrease in debt-related fees compared to 1999.

   Income taxes: The effective tax rate was 34.2% in 2000 compared to 37.6% in fiscal 1999. Changes in earnings mix among the Company's various divisions affected the state tax rates for the comparable periods and differences in pretax income for the comparable periods resulted in a lower non-deductible goodwill rate in 2000 versus 1999. The Company assesses its effective tax rate on a continual basis.

   Discontinued operations: Earnings from discontinued operations increased $43,091 or 520% from $8,287 for the year ended January 1, 2000 to $51,378 for the year ended December 30, 2000. The increase in income resulted from an increase in finance revenue from the bankcard segment. The increase in finance revenue resulted from an increase in average receivables owned and an increase in net pretax gains related to the sale of bankcard receivables and increases in the fair value of retained interests.

   Cumulative effect of accounting change: In 2000, the Company recorded a cumulative effect of accounting change of $(4,076) (net of income tax benefit of $2,503) in response to Staff Accounting Bulletin No. 101, "Revenue Recognition." Under the new accounting method, the Company will defer recognition of membership fee revenue, offset with direct costs that are incremental to the membership sale, over the 12-month term of the membership.

LIQUIDITY AND CAPITAL RESOURCES ($000's omitted)

   The Company has historically met its operating and cash requirements through funds generated from operations, the securitization of credit card receivables and the issuance of debt and common stock. However, the Company has been unable to successfully negotiate a new credit facility with its lending institutions, to obtain an amended settlement agreement with MBIA Insurance Corporation ("MBIA"), and to assure the future achievement of minimum performance requirements under its securitization transactions. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

   Net cash used in operating activities of continuing operations totaled $116,104 for fiscal 2001 compared to cash provided by operating activities of $112,234 for fiscal 2000. Negative cash flow from operations was primarily a result of lower earnings and reductions in accounts payable and accrued liabilities of $120,839. Customer accounts receivable increased $64,545 in fiscal 2001, which also increased the cash used in operating activities. Income taxes payable decreased in fiscal 2001 by $30,543 due to lower earnings and federal and state tax payments due in fiscal 2001 for the fiscal 2000 tax year. Partially offsetting the negative cash flow from operations was positive cash flows generated primarily through an inventory reduction of $85,174 in fiscal 2001 as the Company slowed inventory growth to correspond with the slow down in the economy and due to weak customer response seen primarily at Eddie Bauer. Total inventories at the end of fiscal 2001 were 15% lower than 2000 levels.

   Net cash used in investing activities of continuing operations totaled $145,750 for fiscal 2001 compared to $91,179 for the prior year. Expenditures in the current year were comprised primarily of Eddie Bauer retail store remodeling, distribution facility upgrades and information technology-related equipment and development. In addition, in fiscal 2001, the cash reserve requirements for receivable securitizations increased by $53,042 due to unfavorable credit card portfolio performance. The Company maintains cash reserve accounts as necessary, representing reserve funds used as credit enhancement for specific classes of investor certificates.

   Net cash provided by discontinued operations totaled $18,730 for fiscal 2001 compared to net cash used in discontinued operations of $14,732 for the prior year. The positive cash flow in fiscal 2001 resulted from a decrease in bankcard accounts receivable offset in part by an increase in other assets due to an increase in cash reserve requirements in comparison to the prior year.

   As of December 29, 2001, total debt was $1,051,857 compared to $794,571 as of December 30, 2000. The increase in debt in fiscal 2001 was driven by a decline in operating results and increased funding requirements for the preferred credit card operation primarily to support credit card receivable growth as well as to support collateral requirements due to weak portfolio performance. The decline in operating performance and collateral requirements of the preferred and discontinued bankcard credit card operations also contributed to the increased debt levels in fiscal 2001. In addition, debt levels increased to fund capital expenditures of $64,025 for continuing operations. Borrowings under the Company's $600,000 long-term revolving credit agreement were $561,000 at December 29, 2001. No borrowings were outstanding under the Company's $150,000 364-day revolving credit agreement. The remaining availability under the total $750 million facility was $189,000 at December 29, 2001. However, the revolving credit agreement provides for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, the borrowing capacity under the revolving credit facility was capped at $700,000, which represented the Company's borrowings outstanding on this date. The Company's debt agreements provide for restrictive covenants, including restrictions on the payment of dividends. Financial covenants of the revolving and term loan agreements establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). Additionally, these agreements contain cross default provisions. For the reporting period December 29, 2001, the Company was in violation of its financial covenants. The Company is working with its lending group to restructure the existing credit facilities. However, there can be no assurances that a new credit facility will be available to the Company. If the Company is not able to enter into a new credit facility, alternative sources of financing will be required to obtain the necessary liquidity to continue to operate the business. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. See Note 3 to the Company's consolidated financial statements included in Item 8 hereof.

   In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At December 29, 2001, borrowings under this agreement totaled $50,000. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand (GmbH & Co) was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG, a related party. These term loans had a maturity date of December 31, 2002 and bear interest at a rate of 4% per annum. As of January 2003, the $100,000 term loans are still outstanding and the Company borrowed an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co), which bears interest at a rate of LIBOR plus a margin.

   On November 13, 2001, the Company announced the discontinuance of its dividend payments to shareholders, effective December 30, 2001. The Company's debt agreements provide for restrictive covenants, including restrictions on the payment of dividends. Dividend payments totaled $21,106 in 2001.

   The majority of the Company's credit card receivables are sold to trusts that, in turn, sell certificates and notes representing undivided interests in the trusts to investors. The receivables are sold without recourse. The Company plans to continue to utilize asset-backed securities ("ABS") to fund the growth of receivables. Certain minimum performance requirements must be maintained on each of the ABS transactions. In the event that the financial performance of an ABS transaction falls below the required minimum threshold, early amortization ("Pay out Event") of these transactions may occur. Early amortization under an ABS transaction would require the Company to obtain financing or sell these receivables through other sources. There is no guarantee that such financing or sale would be available to the Company. MBIA Insurance Corporation (MBIA) insures two of these ABS transactions.

   The off-balance sheet securitization structures include series with total facilities and maturities as follows:

                                              2002 2003   2004      2005      2006   Thereafter
                                              ---- ---- -------- ---------- -------- ----------
First Consumers Master Trust Series 1999-A... $--  $--  $250,000 $       -- $     --    $--
First Consumers Credit Card Master Note Trust
  Series 2001-A..............................  --   --        --         --  600,000     --
Spiegel Credit Card Master Note Trust & First
  Consumers Credit Card Master Note Trust
  Series2001-VFN.............................  --   --        --  1,500,000       --     --
Spiegel Credit Card Master Note Trust Series
  2000-A.....................................  --   --        --    600,000       --     --
Spiegel Credit Card Master Note Trust Series
  2001-A.....................................  --   --        --    600,000       --     --
                                              ---  ---  -------- ---------- --------    ---
Total Securitizations........................ $--  $--  $250,000 $2,700,000 $600,000    $--
                                              ===  ===  ======== ========== ========    ===

   The above table reflects the maturity dates of the securitization facilities. If the Company is not able to restructure its existing credit facilities or enter into new credit facilities with its lending institutions, the maturity dates of all of the facilities included in the above table would be accelerated to 2003. Finally, the Company has forecasted that, in the next several months, it will not meet certain minimum performance requirements related to the Company's securitization transactions. If the Company cannot achieve the minimum performance requirements, a "Pay Out Event" will occur.

   The Company maintains cash reserve accounts as necessary, representing reserve funds used as credit enhancement for specific classes of investor certificates issued in certain ABS transactions. Cash reserve requirements of the Company's preferred credit card receivables increased to $58,433 in fiscal 2001 (primarily in the fourth quarter of 2001) from $5,391 in fiscal 2000. Cash reserve requirements are determined based upon the actual performance of the credit card portfolio. The performance of the credit card portfolio is measured based primarily upon actual finance yield and charge-off rates. The increase in 2001 was due to unfavorable credit card portfolio performance driven by higher charge-offs. Additionally, the cash requirements of the discontinued bankcard receivables increased to $32,750 in fiscal 2001 from $0 in fiscal 2000 primarily due to unfavorable credit card performance driven by higher charge-offs in the bankcard portfolio.

   In fiscal 2002, the Company was informed by one of the rating agencies that it may downgrade the rating of the First Consumers Credit Card Master Note Trust Series 2001-VFN Class A Notes and the Spiegel Credit Card Master Note Trust Series 2001-VFN Class A Notes. Under the provisions of the existing securitization agreements, a rating agency downgrade would result in a "Pay Out Event" of the receivable securitizations. A "Pay Out Event" would divert monthly excess cash flows remaining after the payment of debt service and other expenses to repay principal to noteholders on an accelerated basis. In order to avoid such a "Pay Out Event", the Company agreed to increase its percentage of required collateral accordingly. This had the impact of increasing the receivables retained by the Company. The financing of these additional receivables will be generated from existing cash flows from operations and through the Company's existing credit facilities, if available.

   On April 4, 2002, MBIA Insurance Corporation ("MBIA") issued a notice asserting the occurrence of one "Pay Out Event" and the existence of circumstances which, if not cured within 45 days following the date of such notice, would result in the occurrence of a second "Pay Out Event," under two asset-backed securities offerings issued by the Spiegel Credit Card Master Note Trust (the "Trust") and known as Series 2000-A and Series 2001-A. Those transactions involve the public issuance of notes supported by private-label credit card receivables originated by FCNB and for which MBIA insures the payments to noteholders and The Bank of New York acts as indenture trustee. A "Pay Out Event" would divert monthly excess cash flow remaining after the payment of debt service and other expenses to repay principal to noteholders on an accelerated basis. This excess cash flow is otherwise paid to the Company and is utilized by the Company to fund its operations.

   The Company believes that no "Pay Out Event" has occurred as defined under the securitization documents. The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things, MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation and to obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company; provided that during the first seven months following the date of the agreement such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may be lower than the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contained other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. An amendment to the MBIA agreement to extend the date of these requirements has not yet been finalized. Although the Company believes that it will obtain an amendment to the settlement agreement, there can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include a "Pay Out Event", as described above. See Note 3 to the Company's consolidated financial statements included in Item 8 hereof.

   On May 15, 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement among other things: (i) contains restrictions on transactions between the bank and its affiliates and requires the bank to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires the bank to obtain an aggregate of $198,000 in guarantees, which guarantees have been provided through the Company's majority shareholder; (iii) restricts the bank's ability to accept, renew or rollover deposits; (iv) places restriction on the bank's ability to issue new credit cards and make credit line increases; (v) requires the bank within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires the bank to maintain sufficient assets to meet daily liquidity requirements; (vii) requires the bank to complete a comprehensive risk management assessment; (viii) establishes minimum capital levels for the bank; (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

   In October 2002, the Company submitted a revised disposition plan to the OCC. The disposition plan provides for the sale or liquidation of the bankcard portfolio by April 30, 2003. To the extent that the Company is unable to sell the bankcard portfolio, the portfolio will be liquidated as part of the liquidation of FCNB in its entirety. On November 27, 2002, the OCC approved the disposition plan.

   Overall, aggregate maturities under the Company's cash obligations as of December 29, 2001 are as follows:

                                     2002      2003      2004     2005    2006   Thereafter
                                   -------- ---------- -------- -------- ------- ----------
                                                       ($000's omitted)
Revolving credit agreement........ $     -- $  561,000 $     -- $     -- $    --  $     --
Otto Versand (GmbH & Co) revolving
  credit agreement................       --     50,000       --       --      --        --
Term loan agreements..............       --    392,857
Secured notes.....................       --     48,000       --       --      --        --
Operating leases..................  132,405    123,725  113,533  101,028  84,314   262,928
                                   -------- ---------- -------- -------- -------  --------
Total cash obligations............ $132,405 $1,175,582 $113,533 $101,028 $84,314  $262,928
                                   ======== ========== ======== ======== =======  ========

   The Company was not in compliance with certain restrictive covenants in its debt agreements and, accordingly, substantially all of the Company's debt is currently due and payable. As no payments were made in 2002, the above table has reflected the Company's credit obligations with its lending institutions as payable in 2003. See Note 3 to the Company's consolidated financial statements included in Item 8 hereof.

   In addition, the Company has other commercial commitments as of December 29, 2001 as follows:

                                   2002    2003  2004 2005 2006 Thereafter
                                  ------- ------ ---- ---- ---- ----------
     Letter of credit facility... $77,500 $   -- $--  $--  $--     $--
     Standby letters of credit...   2,500  3,500  --   --   --      --
                                  ------- ------ ---  ---  ---     ---
     Total commercial commitments $80,000 $3,500 $--  $--  $--     $--
                                  ======= ====== ===  ===  ===     ===

   At December 29, 2001, the Company had an interest rate swap agreement to hedge the underlying interest risks on a term loan agreement with Berliner Bank with effective and termination dates from March 1996 to December 2004. The notional amount of the interest rate swap agreement as of December 29, 2001 and December 30, 2000 was $30,000. The fair value of the swap agreement at December 29, 2001 and December 30, 2000 was $(2,710) and $(1,709), respectively, and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions.

   At December 29, 2001, the Company also had an interest rate swap agreement (amended in April 2001) to hedge the underlying interest risks on a term loan agreement with Bank of America with effective and termination dates from March 1996 to March 2005 and on a portion of the outstanding balance of the revolving credit agreement with effective and termination dates from July 1999 to July 2003. The notional amount of the interest rate swap agreement as of December 29, 2001 and December 30, 2000 was $35,000 and $28,571, respectively. The fair value of this swap agreement at December 29, 2001 and December 30, 2000 was ($2,403) and $(1,096), respectively, and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions.

   The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions. These interest rate swaps in total increased interest expense by $945, $715 and $1,194 in fiscal 2001, 2000 and 1999, respectively. The total net derivative losses included in accumulated other comprehensive loss as of December 29, 2001, was $3,221 (net of tax benefit of $1,892) of which the Company estimates that $2,522 will be reclassified into earnings during the twelve months ended December 28, 2002.

   The Company maintains a $150,000 letter of credit facility in addition to off balance sheet stand by letters of credit, which are used for the purchase of inventories. The total letter of credit facility commitments outstanding were $83,500 and $94,800 at December 29, 2001 and December 30, 2000, respectively. At December 29, 2001, there was an additional $72,500 of commitments available for the issuance of letters of credit. However, the letter of credit facilities provide for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with our lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002 no additional letter of credit facilities were available to the Company. In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong (OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months' written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment.

   The Company was not in compliance with certain restrictive covenants in its debt agreements and, accordingly, substantially all of the Company's debt is currently due and payable. The Company's ability to satisfy debt obligations and to pay principal and interest on debt, fund working capital, and make anticipated capital expenditures will depend on the Company's future performance, the outcome of its negotiations with its lenders, resolution of the uncertainty relating to the sale or liquidation of the bankcard segment, the occurrence of events that may result in an early amortization ("Pay Out Event") of the Company's asset-backed securities, the Company's ability to service preferred credit programs and any other changes in market conditions that are beyond the Company's control. There can be no assurances that any or all of these matters will be resolved satisfactorily, or if resolved satisfactorily, will provide resources sufficient to sustain the Company's operations. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. Accordingly, the Company cannot represent that its cash on hand, together with anticipated cash flows from operations, borrowings under its existing credit facilities, securitization of credit card receivables and other alternative sources of funds, will be adequate to fund the Company's capital and operating requirements for the foreseeable future.

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

  Interest rates

   The Company manages interest rate exposure through a mix of fixed and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's interest expense in 2001 would have changed by approximately $3,148. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $65,000 at December 29, 2001.

   The Company believes that its interest rate exposure management policies, including the use of derivative financial instruments, are adequate to manage material market risk exposure.

  Securitizations

   In conjunction with its asset-backed securitizations, the Company recognizes gains representing the present value of estimated future cash flows that the Company expects to receive over the liquidation period of the receivables. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the interest paid to certificate holders, contractual servicing fees and charge-offs along with the future finance charges and principal collections related to retained interests in securitized receivables. Changes in interest rates and certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control, and as a result, could materially change in the near term.

  Foreign currency exchange rates

   The Company is subject to foreign currency exchange rate risk related to its Canadian operations, as well as its joint venture investments in Germany and Japan. The Company is party to certain transactions with the Canadian operations and joint ventures that are denominated in foreign currencies. The Company monitors the exchange rates related to these currencies on a continual basis and will enter into forward derivative contracts for foreign currency when deemed advantageous based on current pricing and historical information. The Company believes that its foreign exchange rate risk and the effect of this hedging activity are not material due to the size and nature of the above operations. There were no foreign currency hedging contracts outstanding at December 29, 2001.

                         CRITICAL ACCOUNTING POLICIES

   Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

   On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, intangible assets, income taxes, retirement obligations, gains on sale of receivables and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements included in Item 8 hereof.

REVENUE RECOGNITION

   The Company records revenue at the point of sale for retail stores and at the time of shipment for catalog and e-commerce sales. Membership fee revenue related to discount clubs offered to retail customers is recognized in net sales over the term of the membership, which is 12 months. The Company provides for returns at the time of sale based upon projected merchandise returns or membership fee refunds. Amounts billed to customers for catalog and e-commerce shipping and handling are recorded as other revenue at the time of shipment.

   Finance charge and fee revenue on credit card receivables owned is recorded as income when earned. Excess cash flows resulting from the Company's securitization activity are recorded as finance revenue when earned. Annual credit card fees are recognized as finance revenue over a 12-month period. Gains and losses recognized on the sale of credit card receivables are recorded as an increase or decrease in finance revenue. Finance charge and fee revenue as well as gains and losses on the sale of credit card receivables for the bankcard credit card operations of FCNB have been included in net earnings
(loss) from discontinued operations.

SALE OF RECEIVABLES

   The majority of the Company's credit card receivables are transferred to trusts that, in turn, sell certificates and notes representing undivided interests in the trusts to investors. The receivables are sold without recourse. Accordingly, no allowance for doubtful accounts related to the sold receivables is maintained by the Company. When the Company sells receivables in these securitizations, it retains interest-only strips, subordinated certificates, a sellers interest in receivables that are transferred to the trust but are not sold and cash reserve accounts, all of which are included in retained interests in securitized receivables, with the exception of cash reserve accounts which are included in other assets. Cash reserve accounts and retained interests in securitized bankcard receivables of FCNB are included in the Consolidated Balance Sheets in net assets of discontinued operations. For the receivables that are transferred to the trust but are retained by the Company, the Company accounts for these receivables at fair value, which represents the par value of the receivables less an allowance for doubtful accounts. This allowance is continually reviewed by management. Recognition of gain or loss on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. In addition, gains are recognized based upon the present value of estimated future cash flows that the Company expects to receive over the liquidation period of the receivables. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the interest paid to certificate holders, contractual servicing fees and charge-offs along with the future finance charges and principal collections related to retained interests in securitized receivables. These estimates are highly sensitive to changes in portfolio performance and inherently require management judgement on future portfolio performance. Cash reserve accounts are maintained as necessary, representing restricted funds used as credit enhancement for specific classes of investor certificates issued in certain securitization transactions.

INVENTORIES

   Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined primarily by the average cost method or by the first-in, first-out method. The average cost or first-in, first-out method inherently requires management judgment and contains estimates such as the amount of markdowns necessary to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

ADVERTISING COSTS

   Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over the expected lives of the catalogs, which are less than one year. All other advertising costs for catalog, e-commerce, retail and credit operations are expensed as incurred.

LONG-LIVED ASSET IMPAIRMENT

   The carrying value of long-lived assets are periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. For long-lived assets held for use, a potential impairment occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.

INCOME TAXES

   Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has recorded a valuation allowance due to substantial doubt about the Company's ability to continue as a going concern.

DISCONTINUED OPERATIONS

   Discontinued operations include management's best estimates of the amounts expected to be realized on the sale or liquidation of the bankcard segment by April 2003. The Company has recorded an estimate for the loss on the sale of the bankcard segment based upon the Company's assessment of the quality of the assets in the FCNB bankcard business. The estimated loss on disposition of the bankcard segment is highly sensitive to changes in the market conditions as well as changes in the bankcard receivable portfolio performance. These estimates may be revised in subsequent periods as new information becomes available.

SERVICING FEE LIABILITY

   The Company's credit card receivables are serviced by FCNB. On an ongoing basis, management performs a review of the receivable portfolio to determine if a servicing fee liability must be recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The servicing fee liability is calculated utilizing several assumptions including receivable liquidation rates, discount rates, and the costs to service the receivable portfolio. These estimates are highly sensitive to changes in portfolio performance and inherently require management judgment of future performance.

        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ($000s omitted)

   Otto Versand (GmbH & Co) ("Otto Versand"), a privately held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transferred its interest in the Company to its partners and designees. Otto Versand and the Company have entered into certain agreements seeking to benefit both parties by providing for the sharing of expertise. In October 2002, the German partnership changed its name from Otto Versand (GmbH & Co) to Otto (GmbH & Co KG), hereinafter referred to as "Otto Versand (GmbH & Co)" or "Otto Versand". The following is a summary of such agreements and certain other transactions:

   The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand, Poland, Brazil and Turkey. Otto Versand International (GmbH) is a wholly owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $6,989, $6,786 and $4,994 in fiscal 2001, 2000 and 1999, respectively. The arrangements are indefinite in term but may generally be canceled by either party upon one year written notice.

   In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong (OIHK). Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment.

   In September 2001, the Company entered into a revolving credit agreement with Otto Versand. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At December 29, 2001, borrowings under this agreement totaled $50,000. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG. These term loans had a maturity date of December 31, 2002 and bear interest at a rate of 4% per annum. As of January 2003, the $100,000 term loans are still outstanding and the Company borrowed an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co), which bears interest at a rate of LIBOR plus a margin.

   The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise through the direct sales channels and retail stores. Otto Versand owns Together, Ltd. Commission expenses were $2,201, $3,161 and $2,949 in fiscal 2001, 2000 and 1999, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

   In 1993, the Company formed a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) and entered into license agreements to sell Eddie Bauer products through retail stores and direct sales channels in Japan. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were 38 stores open in Japan as of December 29, 2001. As of December 29, 2001, Eddie Bauer has contributed $9,290 to the project and in 1994, received a $2,500 licensing fee for the use of its name. Eddie Bauer received $2,416, $3,790 and $5,007 in royalty income on retail and direct sales during fiscal 2001, 2000 and 1999, respectively, which is included in other revenue in the Consolidated Statements of Operations. Eddie Bauer recorded a loss of $497 and $706 in fiscal 2001 and 2000, respectively, and income of $553 in 1999 for its equity share of the joint venture, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   During 1995, Eddie Bauer formed a joint venture with Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and direct sales channels in Germany. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were nine stores open in Germany as of December 29, 2001. As of December 29, 2001, Eddie Bauer has contributed $13,123 to the project and has received $1,000 in licensing fees for the use of its name. Eddie Bauer received $1,249, $1,249 and $1,449 in royalty income on retail and direct sales during fiscal 2001, 2000 and 1999, respectively, which is included in other revenue in the Consolidated Statements of Operations. Eddie Bauer recorded approximately $1,211, $1,641 and $2,559 of losses for its equity share of the joint venture during fiscal 2001, 2000 and 1999, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   During 1996, Eddie Bauer formed a joint venture with Grattan plc (a subsidiary of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in the United

Kingdom. The Company believes that the terms of the arrangement were no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. As of December 30, 2000, Eddie Bauer had contributed $4,585 to the project and had received a licensing fee of $667 in 1998 for the use of its name. In addition, Eddie Bauer received $116 and $481 in 2000 and 1999, respectively, in royalty income on retail and catalog sales, which is included in other revenue in the Consolidated Statement of Earnings. In October 1999, Eddie Bauer and Grattan plc agreed to terminate the Eddie Bauer UK operation. The closure was completed in the first quarter of 2000. Eddie Bauer recorded losses of approximately $3,166 in 1999 for its equity share of the joint venture, which is included in selling, general and administrative expense in the Consolidated Statements of Operations. Additionally, a $5,000 charge was recorded in 1999 representing the Company's equity share of the costs estimated to discontinue the joint ventures, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   In 1993, Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd. (EBI) (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia (EBI-Hong Kong) and in 1997 Eddie Bauer entered into an agreement with Eddie Bauer International (Americas), Inc. (EBI-Miami). The buying agents contact suppliers, inspect goods and handle shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangements are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $17,981, $19,535 and $20,030 to EBI-Hong Kong for these services in fiscal 2001, 2000 and 1999, respectively, which is included in selling, general and administrative expense in the Consolidated Statement of Earnings. The Company paid EBI-Miami $4,976, $4,482 and $4,151 for these services in fiscal 2001, 2000 and 1999, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," supercedes "Accounting Principles Board" (APB) Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, as well as business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted SFAS No. 141 as required on July 1, 2001.

   SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No 17, "Intangible Assets," establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if impairment indicators arise. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's intangible assets with indefinite lives represent principally goodwill and trademarks from businesses acquired. In assessing the recoverability of goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. If it is determined that significant impairment has occurred, the Company would be required to write-off the impaired portion of the asset, which could have a material adverse effect on the operating results in the period in which the write-off occurs.

   Effective for fiscal 2002 the Company adopted SFAS No. 142 and ceased amortization of goodwill and trademarks. In the second quarter of fiscal 2002 the Company completed the required transitional impairment test, which resulted in no goodwill impairment.

   SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (for the disposal of a segment of a business) and amends APB Opinion No. 51, "Consolidated Financial Statements." The Company has accounted for the sale of the bankcard segment in accordance with APB Opinion No. 30 because the measurement date was in 2001. The Company adopted SFAS No. 144 as required on December 30, 2001. The adoption has not had a material impact on the Company's Consolidated Financial Statements.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company is evaluating the new provisions to assess the impact on its consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS

   This report contains statements that are forward-looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. You should not place undue reliance on those statements because they speak only as of the date of this report. Forward-looking statements include information concerning the Company's possible or assumed future results of operations. These statements often include words such as "expect," "plan," "believe," "anticipate", "intend," "estimate," or similar expressions. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and actual results could differ materially from the forward-looking statements. These factors include, but are not limited to, the uncertainty regarding the Company's ability to enter into new credit facilities with its lending institutions, uncertainty regarding the Company's ability to amend its existing agreement with MBIA, the uncertainty relating to the sale or liquidation of the bankcard segment; increased oversight or restrictions by the OCC on the bankcard segment which could reduce the market value of the bankcard segment; the risk associated with fulfilling the obligations set forth in the Bank's disposition plan; the availability of future liquidity support from the Company's majority stockholder; reduction in cash available from the Company's securitization transactions; the financial strength and performance of the retail and direct marketing industry; changes in consumer spending patterns; dependence on the securitization of credit card receivables to fund operations; state and federal laws and regulations related to offering and extending credit; risks associated with collections on the Company's credit card portfolio; interest rate fluctuations; postal rate increases; paper or printing costs; the success of planned merchandising, advertising, marketing and promotional campaigns; and various other factors beyond the Company's control.

   All future written and oral forward-looking statements made by the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for the Company's ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligation or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

ITEM 7a.  Quantitative and Qualitative Disclosures About Market Risk

   Information contained in Part II, Item 7. under the caption "Market Risk" on page 22 of this Form 10-K is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

                          CONSOLIDATED BALANCE SHEETS
                   ($000s omitted, except per share amounts)

                                                                                 December 29, December 30,
                                                                                     2001         2000
                                                                                 ------------ ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................  $   29,528   $   35,116
   Receivables, net.............................................................     638,206      736,908
   Inventories..................................................................     476,903      562,863
   Prepaid expenses.............................................................      88,434       99,739
   Refundable income taxes......................................................       5,798           --
   Deferred income taxes........................................................          --       36,985
   Net assets of discontinued operations........................................          --      270,429
                                                                                  ----------   ----------
       Total current assets.....................................................   1,238,869    1,742,040
   Property and equipment, net..................................................     351,543      342,315
   Intangible assets, net.......................................................     135,357      140,627
   Other assets.................................................................     163,812      100,532
                                                                                  ----------   ----------
       Total assets.............................................................  $1,889,581   $2,325,514
                                                                                  ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt............................................  $1,001,857   $  107,714
   Related party debt...........................................................      50,000           --
   Accounts payable and accrued liabilities.....................................     476,249      588,277
   Income taxes payable.........................................................          --       26,637
   Net liabilities of discontinued operations...................................     146,872           --
                                                                                  ----------   ----------
       Total current liabilities................................................   1,674,978      722,628
   Long-term debt, excluding current portion....................................          --      686,857
   Deferred income taxes........................................................          --       88,547
                                                                                  ----------   ----------
       Total liabilities........................................................   1,674,978    1,498,032
                                                                                  ----------   ----------
STOCKHOLDERS' EQUITY:
   Class A non-voting common stock, $1.00 par value; authorized 16,000,000 shares; 14,945,144 shares issued and outstanding at December 29, 2001;
     14,855,244 shares issued and outstanding at December 30, 2000..............      14,945       14,855
   Class B voting common stock, $1.00 par value; authorized 121,500,000 shares;
     117,009,869 shares issued and outstanding..................................     117,010      117,010
   Additional paid-in capital...................................................     329,489      329,015
   Accumulated other comprehensive loss:
       Foreign currency translation.............................................      (6,941)      (5,299)
       Unrealized loss on derivatives...........................................      (3,221)          --
   Retained earnings (accumulated deficit)......................................    (236,679)     371,901
                                                                                  ----------   ----------
       Total stockholders' equity...............................................     214,603      827,482
                                                                                  ----------   ----------
       Total liabilities and stockholders' equity...............................  $1,889,581   $2,325,514
                                                                                  ==========   ==========

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For years ended
                                                                    ----------------------------------------
                                                                    December 29,   December 30,   January 1,
                                                                        2001           2000          2000
                                                                    ------------   ------------  ------------
                                                                    ($000s omitted, except per share amounts)
NET SALES AND OTHER REVENUE
Net sales.......................................................... $  2,782,053   $  3,061,151  $  2,916,455
Finance revenue....................................................     (112,287)       175,774       150,085
Other revenue......................................................      303,453        292,382       251,031
                                                                    ------------   ------------  ------------
                                                                       2,973,219      3,529,307     3,317,571
COST OF SALES AND OPERATING EXPENSES
Cost of sales, including buying and occupancy expenses.............    1,752,986      1,889,630     1,821,234
Selling, general and administrative expenses.......................    1,445,834      1,467,287     1,315,758
                                                                    ------------   ------------  ------------
                                                                       3,198,820      3,356,917     3,136,992
Operating income (loss)............................................     (225,601)       172,390       180,579
Interest expense...................................................       59,068         60,587        57,026
                                                                    ------------   ------------  ------------
Earnings (loss) from continuing operations before income taxes,
  cumulative effect of accounting change and minority interest.....     (284,669)       111,803       123,553
Income tax expense (benefit).......................................      (95,101)        38,287        46,510
Minority interest in loss of consolidated subsidiary...............          665             --            --
                                                                    ------------   ------------  ------------
Earnings (loss) from continuing operations before cumulative effect
  of accounting change.............................................     (188,903)        73,516        77,043
Discontinued operations--Earnings (loss) from operations (net of tax expense (benefit) of ($10,044), $32,844 and $5,287,
  respectively)....................................................      (79,274)        51,378         8,287
Loss on disposal...................................................     (319,297)            --            --
Cumulative effect of accounting change (net of tax benefit of
  $2,503)..........................................................           --         (4,076)           --
                                                                    ------------   ------------  ------------
Net earnings (loss)................................................ $   (587,474)  $    120,818  $     85,330
                                                                    ============   ============  ============
EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share from continuing operations
  before cumulative effect of accounting change
   Basic and diluted............................................... $      (1.43)  $       0.56  $       0.59
Earnings (loss) from discontinued operations
   Basic and diluted...............................................        (3.02)          0.39          0.06
Cumulative effect of accounting change
   Basic and diluted...............................................           --          (0.03)           --
                                                                    ------------   ------------  ------------
Net earnings (loss) per common share
   Basic and diluted............................................... $      (4.45)  $       0.92  $       0.65
                                                                    ------------   ------------  ------------
Weighted average common shares outstanding
   Basic...........................................................  131,908,540    131,861,808   131,813,183
                                                                    ============   ============  ============
   Diluted.........................................................  131,908,540    131,944,900   131,990,542
                                                                    ============   ============  ============

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For years ended ($000s omitted)

                                                                        December 29, December 30, January 1,
                                                                            2001         2000        2000
                                                                        ------------ ------------ ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings (loss) from continuing operations, net of cumulative effect of
  accounting change and minority interest..............................  $(188,903)   $  69,440   $  77,043
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
   Cumulative effect of accounting change..............................         --        4,076          --
   Depreciation and amortization.......................................     81,968       75,921      90,850
   Net pretax (gains) losses on sale of receivables....................    162,698      (28,347)    (18,918)
   Deferred income taxes...............................................    (51,695)      13,695      43,216
   Minority interest in loss of consolidated subsidiary................       (665)          --          --
Changes in assets and liabilities:
   Increase in receivables, net........................................    (64,545)     (17,588)   (277,632)
   (Increase) decrease in inventories..................................     85,174      (64,098)     (7,468)
   (Increase) decrease in prepaid expenses.............................     11,246       (6,943)     (5,178)
   Increase (decrease) in accounts payable and accrued liabilities.....   (120,839)      35,697      46,331
   Increase (decrease) in income taxes.................................    (30,543)      30,381       6,194
                                                                         ---------    ---------   ---------
Net cash provided by (used in) operating activities of continuing
  operations...........................................................   (116,104)     112,234     (45,562)
                                                                         ---------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment................................    (64,025)     (64,000)    (34,024)
Net additions to other assets..........................................    (81,725)     (27,179)    (21,102)
                                                                         ---------    ---------   ---------
Net cash used in investing activities of continuing operations.........   (145,750)     (91,179)    (55,126)
                                                                         ---------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt.......................................................    365,000      228,000     258,000
Payment of debt........................................................   (107,714)    (214,465)    (85,714)
Payment of dividends...................................................    (21,106)     (15,822)         --
Contribution from minority interest of consolidated subsidiary.........      4,877           --          --
Issuance of Class A common shares......................................        564           37         596
Increase in deferred financing fees....................................     (4,324)      (1,671)     (4,205)
                                                                         ---------    ---------   ---------
Net cash provided by (used in) financing activities of continuing
  operations...........................................................    237,297       (3,921)    168,677
                                                                         ---------    ---------   ---------
Net cash provided by (used in) discontinued operations.................     18,730      (14,732)   (122,036)
                                                                         ---------    ---------   ---------
Effect of exchange rate changes on cash................................        239          332         577
                                                                         ---------    ---------   ---------
Net change in cash and cash equivalents................................     (5,588)       2,734     (53,470)
Cash and cash equivalents at beginning of year.........................     35,116       32,382      85,852
                                                                         ---------    ---------   ---------
Cash and cash equivalents at end of year...............................  $  29,528    $  35,116   $  32,382
                                                                         =========    =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest............................................................  $  70,051    $  73,622   $  68,414
                                                                         ---------    ---------   ---------
   Income taxes........................................................  $  23,377    $  29,868   $   4,764
                                                                         ---------    ---------   ---------

         See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($000s omitted)

                                               Class A   Class B               Retained    Accumulated
                                              non-voting voting   Additional   earnings       other
                                                common   common    paid-in   (accumulated comprehensive
                                     Total      stock     stock    capital     deficit)       loss
                                   ---------  ---------- -------- ---------- ------------ -------------
Balances at
  January 2, 1999................. $ 637,267   $14,748   $117,010  $328,489   $ 181,575     $ (4,555)
Comprehensive income:
   Net earnings...................    85,330        --         --        --      85,330           --
   Foreign currency translation...     1,947        --         --        --          --        1,947
                                   ---------   -------   --------  --------   ---------     --------
Total comprehensive income........    87,277
Issuance of 101,400 Class A
  common shares...................       596       101         --       495          --           --
                                   ---------   -------   --------  --------   ---------     --------
Balances at
  January 1, 2000.................   725,140    14,849    117,010   328,984     266,905       (2,608)
Comprehensive income (loss):
   Net earnings...................   120,818        --         --        --     120,818           --
   Foreign currency translation...    (2,691)       --         --        --          --       (2,691)
                                   ---------   -------   --------  --------   ---------     --------
Total comprehensive income........   118,127
Dividends paid....................   (15,822)       --         --        --     (15,822)          --
Issuance of 6,000 Class A common
  shares..........................        37         6         --        31          --           --
                                   ---------   -------   --------  --------   ---------     --------
Balances at
  December 30, 2000...............   827,482    14,855    117,010   329,015     371,901       (5,299)
Comprehensive loss:
   Net loss.......................  (587,474)       --         --        --    (587,474)          --
   Cumulative effect of a change
     in accounting for derivative
     financial instruments........    (1,566)       --         --        --          --       (1,566)
   Unrealized loss on derivatives.    (1,655)       --         --        --          --       (1,655)
   Foreign currency translation...    (1,642)       --         --        --          --       (1,642)
                                   ---------   -------   --------  --------   ---------     --------
Total comprehensive loss..........  (592,337)
Dividends paid....................   (21,106)       --         --        --     (21,106)          --
Option exercises of 89,900 Class A
  common shares...................       564        90         --       474          --           --
                                   ---------   -------   --------  --------   ---------     --------
Balances at
  December 29, 2001............... $ 214,603   $14,945   $117,010  $329,489   $(236,679)    $(10,162)
                                   =========   =======   ========  ========   =========     ========

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ($000s omitted, except per share amounts)

1.  Summary of Significant Accounting Policies

  NATURE OF OPERATIONS

   Spiegel, Inc. and its subsidiaries are referred to throughout this report as "The Spiegel Group," "the Group" or "the Company." The Spiegel Group is a leading international specialty retailer marketing fashionable apparel and home furnishings through catalogs, seven e-commerce sites and 607 specialty retail and outlet stores as of December 29, 2001. The Company operates a special-purpose bank that offers private-label preferred credit programs to customers of its merchant divisions and markets various bankcard credit programs nationwide. (See Note 2.)

   The Company was not in compliance with certain restrictive covenants in its debt agreements and, accordingly, substantially all of the Company's debt is currently due and payable. The Company has been unable to successfully negotiate a new credit facility with its lending institutions, to obtain an amended settlement agreement with MBIA Insurance Corporation ("MBIA"), or to assure the future achievement of minimum performance requirements under its securitization transactions. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. (See Note 3.)

  USE OF ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements, accompanying notes and financial statement schedule. Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's private-label preferred credit card portfolio is serviced by FCNB. Costs for servicing the preferred portfolio are charged to the preferred credit card operation by FCNB. There can be no guarantees that upon sale or liquidation of the bankcard segment (as discussed in Note 2) the Company will be able to service the preferred portfolio under a similar cost structure internally or through a third party service provider.

   The Company's joint venture investments in Germany and Japan with affiliated companies of Otto Versand, a related party, are accounted for using the equity method. The operating results of these entities are not material to the Company. In 1999, a $5,000 charge was recorded representing the Company's proportionate share of the costs to discontinue a joint venture in the United Kingdom.

   In fiscal 2001, the Company entered into a 60 percent joint venture investment with Hermes General Service USA, Inc. ("HGS"), an affiliated company of Otto Versand, a related party, forming the limited liability company Spiegel-Hermes General Service, LLC ("SHGS"). This investment is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries" which requires, with few exceptions, a parent company to consolidate all of its majority-owned subsidiaries. The minority interest in SHGS is not considered material, and is included in the other liabilities section of the Consolidated Balance Sheets. Under the terms of the joint venture agreement, HGS is obligated to make contributions for its share of the losses incurred by SHGS during the initial five years of the agreement. The 40 percent minority interest in the fiscal 2001 loss of SHGS has been reflected as "Minority interest in loss of consolidated subsidiary" in the accompanying Consolidated Statements of Operations.

  FISCAL YEAR

   The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 2001, 2000 and 1999 consisted of 52 weeks and ended on December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

  REVENUE RECOGNITION

   The Company records revenue at the point of sale for retail stores and at the time of shipment for catalog and e-commerce sales. Membership fee revenue related to discount clubs offered to customers is recognized in net sales over the term of the membership, which is 12 months. The Company provides for returns at the time of sale based upon projected merchandise returns or membership fee refunds. Amounts billed to customers for catalog and e-commerce shipping and handling are recorded as other revenue at the time of shipment.

   Finance charge and fee revenue from preferred and bankcard receivables owned are recorded as finance revenue when earned. Excess cash flows resulting from the Company's securitization activity are recorded as finance revenue when earned. Annual credit card fees are recognized as finance revenue over a 12-month period. Gains and losses recognized on the sale of credit card receivables are recorded as an increase or decrease to finance revenue. Finance charge and fee revenue as well as gains and losses on the sale of bankcard receivables have been included in net earnings (loss) from discontinued operations in the Company's Consolidated Statements of Operations. (See Note 2.)

  SHIPPING AND HANDLING COSTS

   Shipping and handling costs incurred related to the movement, preparation and shipment of products, including certain overhead costs, are classified as selling, general and administrative expense. Shipping and handling expense was $228,425, $240,035 and $217,910 in fiscal 2001, 2000 and 1999, respectively.
Buying and occupancy costs related to distribution facilities are classified as cost of sales.

  CASH AND CASH EQUIVALENTS

   Cash equivalents represent short-term, highly liquid investments with original maturities of three months or less.

  RECEIVABLES

   Receivables consist primarily of preferred credit card receivables and related finance charges generated in connection with the sale of the Company's merchandise. Receivable balances generated from the bankcard credit programs offered by the Company's special-purpose bank, First Consumers National Bank
(FCNB), have been included in net assets of discontinued operations on the Company's Consolidated Balance Sheets. See Note 2. The Company's customer base is diverse in terms of both geographic and demographic coverage. The allowance for doubtful accounts is based upon management's evaluation of the collectability of credit card receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions. This allowance is continually reviewed by management.

  SALE OF RECEIVABLES

   The majority of the Company's credit card receivables are transferred to trusts that, in turn, sell certificates and notes representing undivided interests in the trusts to investors. The receivables are sold without recourse. Accordingly, no allowance for doubtful accounts related to the sold receivables is maintained by the Company. When the Company sells receivables in these securitizations, it retains interest-only strips, subordinated certificates, a sellers interest in receivables that are transferred to the trust but are not sold and cash reserve accounts, all of which are included in retained interests in securitized receivables, with the exception of cash reserve accounts which are included in other assets. Cash reserve accounts and retained interests in securitized receivables resulting from bankcard receivables of FCNB are included in net assets of discontinued operations in the Consolidated Balance Sheets. See Note 2.

   Recognition of gain or loss on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. In addition, gains are recognized based upon the present value of estimated future cash flows that the Company expects to receive over the liquidation period of the receivables. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the interest paid to certificate holders, contractual servicing fees and charge-offs along with the future finance charges and principal collections related to retained interests in securitized receivables. These estimates are highly sensitive to changes in portfolio performance and inherently require management's judgment on future portfolio performance.

   Cash reserve accounts are maintained as necessary, representing restricted funds used as credit enhancement for specific classes of investor certificates issued in certain securitization transactions. Cash reserve accounts resulting from the securitization of preferred credit card receivables are included in other assets. The discounted value of these cash reserve accounts totaled $58,433 and $5,391 at December 29, 2001 and December 30, 2000, respectively. Cash reserve accounts resulting from the securitization of FCNB bankcard receivables are included in net assets of discontinued operations. See Note 2.

  SERVICING FEE LIABILITY

   The Company's preferred and bankcard credit card receivables are serviced by FCNB. On an ongoing basis, management performs a review of the receivable portfolio to determine if a servicing fee liability must be recorded by FCNB in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The servicing fee liability is calculated utilizing several assumptions including receivable liquidation rates, discount rates, and the costs to service the receivable portfolio. These estimates are highly sensitive to changes in portfolio performance and inherently require management judgment of future performance.

  MARKETABLE SECURITIES

   Marketable securities consist of the retained certificates issued by the trusts in conjunction with the securitization of preferred credit card receivables. These debt securities, classified as trading and stated at fair market value, are included in net receivables.

   Retained certificates issued by the trusts in conjunction with the securitization of FCNB bankcard receivables are included in net assets of discontinued operations. See Note 2.

  INVENTORIES

   Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined primarily by the average cost method or by the first-in, first-out method.

  ADVERTISING COSTS

   Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over the expected lives of the catalogs, which are less than one year. Unamortized costs as of December 29, 2001 and December 30, 2000 were $38,897 and $48,433, respectively, and are included in prepaid expenses. All other advertising costs for catalog, e-commerce and retail operations are expensed as incurred. Total advertising expense was $490,471, $492,995 and $418,064 in fiscal 2001, 2000 and 1999, respectively.

  STORE PRE-OPENING COSTS

   Pre-opening costs for new stores are charged to operations as incurred.

  PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Depreciable lives range from three to 40 years for buildings and improvements and two to 10 years for equipment, furniture and fixtures. Leasehold improvements are amortized over the lesser of the term of the lease or asset life.

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

  INTANGIBLE ASSETS

   Intangible assets represent principally trademarks and the excess of cost over the fair market value of net assets of businesses acquired (goodwill). On an annual basis, the Company amortizes these intangibles in relation to the anticipated benefits to be derived from the businesses acquired, not to exceed 40 years. Management periodically considers whether there has been a permanent impairment in the value of goodwill and trademarks by evaluating various factors, including current and projected future operating results and cash flows. The Company does not believe there has been any material impairment in the carrying value of its goodwill and trademarks. Accumulated amortization relating to trademarks was $31,327 and $29,039 at December 29, 2001 and December 30, 2000, respectively. Accumulated amortization relating to goodwill was $40,841 and $37,859 at December 29, 2001 and December 30, 2000,
respectively.

  FOREIGN CURRENCY TRANSLATION

   The financial statements of the Company's Canadian subsidiary and international joint ventures are translated into U.S. dollars using the exchange rate in effect at the end of the fiscal year for assets and liabilities and at the average exchange rates in effect during the period for results of operations and cash flows. The related unrealized gains or losses resulting from translation are reflected as a component of accumulated other comprehensive loss in stockholders' equity in the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in selling, general and administrative expense in the Consolidated Statements of Operations as incurred.

  DERIVATIVE FINANCIAL INSTRUMENTS

   Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in interest rates and foreign currency exchange rates. Credit risk relates to the risk of nonperformance of a counterparty to one of the

Company's derivative transactions. The Company believes there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any of its current derivative financial instruments.

   The Company selectively uses non-leveraged derivative instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments and to a lesser extent, to manage risk associated with future cash flows in foreign currencies. The Company does not enter into derivative financial instruments for any purpose other than cash flow hedging purposes. The Company does not use derivative financial instruments for trading or other speculative purposes.

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

   The Company is subject to foreign currency exchange rate risk related to its Canadian operations, as well as its joint venture investments in Germany and Japan. The Company occasionally enters into foreign currency forward contracts to minimize the variability caused by foreign currency risk related to certain forecasted semi-annual transactions with the joint ventures that are denominated in foreign currencies. The principal currency hedged is the Japanese yen. As of December 29, 2001, the Company did not have any foreign currency forward contracts outstanding.

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," established accounting and reporting standards for derivatives and for hedging activities. All derivative financial instruments, such as interest rate swap agreements and foreign currency forward contracts, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive loss
(OCL) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

   The Company adopted SFAS No. 133 and SFAS No. 138 on December 31, 2000. This resulted in a cumulative increase in OCL of $1,566 (net of income tax benefit of $919). The increase to OCL was attributable to losses of $1,768 (net of income tax benefit of $1,037) on interest rate swap agreements offset slightly by a $202 gain (net of income taxes of $118) on foreign currency forward contracts, which was recognized in income when the related foreign currency transaction occurred. As of December 31, 2000, interest rate swaps were reflected at a fair value of $2,805 in accrued liabilities and foreign currency forward contracts were reflected at a fair value of $320 in other assets. The adoption of the above standards did not have a material effect on the consolidated results of operations or financial position in fiscal 2001.

   The Company is party to interest rate swap agreements as of December 29, 2001, which are designated as cash flow hedges under SFAS No. 133 and are accounted for by recording the net interest paid as interest expense on a current basis. As of December 29, 2001, the cumulative increase in OCL was $3,221 (net of income tax benefit of $1,892) and corresponds to the interest rate swap reflected at fair value of $5,113 in accrued liabilities. See Note 9. There were no unrealized gains or losses included in OCL relating to foreign currency forward contracts as of December 29, 2001.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

   Due to the revolving nature of the credit card portfolios, management believes that the current carrying value of receivables approximates fair value. The average interest rate collected on the receivables approximates the current market rates on new accounts. FCNB bankcard receivables are included in net assets of discontinued operations in the Consolidated Balance Sheets. See
Note 2.

   In the absence of quoted market prices for retained interests in credit card securitizations, the Company estimates the fair value based on the present value of the future expected cash flows. These future cash flows consist of an estimate of the excess of finance charges and fees over the sum of the interest paid to certificate holders, contractual servicing fees and charge-offs, and also include the estimated future finance charges and principal collections related to interests in the credit card receivables retained by the Company. These estimates are calculated utilizing the current performance trends of the receivable portfolios, combined with management's best estimates of the key assumptions: portfolio yield, charge-offs, liquidation rates, interest rates and discount rates commensurate with the risks involved. Certain estimates inherent in determining the present value of these estimated future cash flows are influenced by factors outside the Company's control and, as a result, could materially change in the near term.

   The carrying amounts of other financial assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of long-term debt and related derivative financial instruments is discussed in Note 9.

  SYSTEMS DEVELOPMENT COSTS

   Significant systems development costs are capitalized and amortized on a straight-line basis over the useful life of the asset, not to exceed three years. Costs, net of accumulated amortization, included in other assets as of December 29, 2001 and December 30, 2000 were $37,962 and $37,166 respectively. Related amortization expense recognized in fiscal 2001, 2000 and 1999 was $17,122, $12,400 and $12,837, respectively.

  EMPLOYEE PENSION PLANS

   Company policy is to, at a minimum, fund the pension plans to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

  CREDIT CARD ACQUISITION EXPENSES

   Credit card account acquisition expenses are deferred and recognized in selling, general and administrative expense on a straight-line basis over a 12-month period. Credit card acquisition expenses related to bankcard credit card accounts are included in discontinued operations under the caption "earnings (loss) from operations" in the Consolidated Statements of Operations. See Note 2.

  STOCK-BASED COMPENSATION

   The Company has elected to account for stock-based compensation using the intrinsic value method as discussed in Note 10.

  INCOME TAXES

   Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is included in the consolidated federal income tax return of Spiegel, Inc.'s majority shareholder, Spiegel Holdings, Inc.
(SHI). Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense (benefit) as if it were a separate taxpayer.

  EARNINGS (LOSS) PER COMMON SHARE

   Basic earnings (loss) per common share (EPS) is computed by dividing net earnings (loss) by the weighted average number of both classes of common shares outstanding during the year. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to all potentially dilutive employee stock options that were outstanding during the period using the treasury stock method.

   The computation of diluted EPS excludes options to purchase 215,650, 373,875 and 350,570 shares of common stock that were outstanding at fiscal year-end 2001, 2000 and 1999, respectively, because the options' exercise prices were greater than the average market price of the common shares. The computation of diluted EPS for 2001 also excludes options to purchase 754,700 shares of common stock because their effect was anti-dilutive.

  RECLASSIFICATIONS

   Certain prior year amounts have been reclassified from amounts previously reported to conform with the fiscal 2001 presentation. See Note 2.

2. Discontinued Operations

   Historically, the operating results for the Company were reported for two segments: merchandising and bankcard. The merchandising segment included an aggregation of the Company's three merchant divisions and the private-label preferred credit operation. The bankcard segment included primarily the bankcard operations of FCNB, the Company's special-purpose bank and Financial Services Acceptance Corporation (FSAC). In the fourth quarter of fiscal 2001, the Company formalized a plan to sell the bankcard segment. The Company anticipates the completion of a sale of its bankcard segment by April 2003. To the extent that the Company is unable to sell the bankcard segment, this segment will be liquidated as part of the liquidation of FCNB in its entirety, as required under an agreement with the Office of the Comptroller of the Currency ("OCC").

   The disposition of the bankcard segment is accounted for in accordance with APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, results of this business have been classified as discontinued operations for all periods presented. Interest expense was allocated to discontinued operations based upon debt that could be specifically attributed to the bankcard segment.

   As a result of the Company's plan to sell the bankcard segment, the remaining business segment is the merchandising segment, which includes the preferred credit card operation related to the sale of the Company's merchandise. The merchandising segment is reflected in the Company's Consolidated Financial Statements as continuing operations.

   The Company recorded an estimated loss on disposal of the bankcard segment of $319 million This charge includes a pretax estimate of severance and fees of $8 million, and estimated pretax losses from the bankcard segment of $40 million from the measurement date to the disposal date.

   Assets and liabilities of the discontinued operations are as follows:

                                                           2001      2000
                                                        ---------  --------
    Current assets..................................... $ 314,160  $510,702
    Long-term assets...................................    51,607    17,332
    Current liabilities, including estimated loss on
      disposal of $319 million.........................   512,639   225,376
    Long-term liabilities..............................        --    32,229
                                                        ---------  --------
    Net (liabilities)/assets of discontinued operations $(146,872) $270,429
                                                        =========  ========

   Current assets consist primarily of FCNB bankcard and FSAC receivables, other trade accounts receivable and cash. Long-term assets consist primarily of other assets such as cash reserve balances resulting from the securitization of bankcard receivables and investments in government and municipal securities in addition to fixed assets. Current liabilities consist primarily of deposits relating to the issuance of jumbo certificates of deposits and secured deposits from customers under secured card programs. The balance in long-term liabilities reflects deferred tax liabilities of FCNB.

   Receivables, included above in current assets, consist of the following:

                                                    2001        2000
                                                -----------  ----------
        COMPOSITION OF CREDIT CARD RECEIVABLES:
        Receivables serviced................... $ 1,281,545  $1,143,278
        Receivables securitized................  (1,200,949)   (959,002)
                                                -----------  ----------
        Receivables with no certificates issued      80,596     184,276
                                                -----------  ----------
        COMPOSITION OF RECEIVABLES, NET:
        Receivables with no certificates issued      80,596     184,276
        Retained subordinated interests........     104,932     115,002
                                                -----------  ----------
        Receivables owned......................     185,528     299,278
        Interest-only strips...................      39,974      85,227
        Less allowance for doubtful accounts...     (15,218)    (13,399)
        Other receivables, net.................      87,475       5,437
                                                -----------  ----------
        Receivables, net....................... $   297,759  $  376,543
                                                ===========  ==========

   The Company's customer base is diverse in terms of both geographic and demographic coverage. The allowance for doubtful accounts is based upon management's evaluation of the collectability of FCNB bankcard receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions. This allowance is continually reviewed by management.

   The majority of the Company's bankcard receivables are transferred to off-balance sheet trusts that, in turn, sell certificates and notes representing undivided interests in such trusts to investors. The receivables are sold without recourse. Accordingly, no allowance for doubtful accounts related to the sold receivables is maintained by the Company. When the Company sells receivables in these securitizations, it retains interest-only strips, subordinated certificates, receivables and cash reserve accounts, all of which are included in net assets of discontinued operations under the caption "current assets", with the exception of the cash reserve accounts which are included in net assets of discontinued operations under the caption "long-term assets". FCNB maintains responsibility for servicing both the preferred and bankcard securitized credit card receivables and receives an annual servicing fee from the trusts. On an ongoing basis, the Company performs a review to determine if a servicing fee liability must be recorded in accordance with Statement of Financial Accounting Standard (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In

2001, the Company recorded a pretax servicing fee liability of approximately $50,000. This balance is reflected in net assets of discontinued operations under the caption "current liabilities".

   The asset-backed certificates and notes have been issued at either floating rates or at fixed rates. Amounts securitized by rate-type are as follows:

             Rate Type                            2001      2000
             ---------                         ---------- --------
             Floating rates................... $  276,000 $594,000
             Fixed rates......................    811,000  250,000
             Zero coupon retained certificates    113,949  115,002
                                               ---------- --------
             Receivables securitized.......... $1,200,949 $959,002
                                               ========== ========

   In certain transactions, the securitization trust has entered into interest rate swap arrangements to convert the interest payment obligation from floating rate certificates to fixed rate certificates. These derivative agreements have been entered into by third party off-balance sheet trusts and therefore are not reflected as part of the results of the Company. Changes to fair value of these off-balance sheet derivative transactions are not reflected in the Company's results.

   Cash reserve accounts are maintained as necessary, representing reserve funds used as credit enhancement for specific classes of investor certificates issued in certain securitization transactions. The discounted value of these funds was included in the net assets of discontinued operations under the caption "long-term assets" and totaled $32,750 and $0 at December 29, 2001 and December 30, 2000, respectively.

   Net pretax gains/(losses), including gains/(losses) on the sale of bankcard receivables and adjustments to fair value of the Company's retained interests in securitized bankcard receivables, were $(57,521), $42,627 and $(3,158) in fiscal 2001, 2000 and 1999, respectively, and have been included in discontinued operations under the caption "earnings (loss) from operations" in the Consolidated Statements of Operations.

   Net charge-offs for the serviced bankcard receivable portfolio were $166,980, $86,711 and $61,270 for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 1999, respectively.

   Delinquency amounts for the serviced bankcard receivable portfolio as of December 29, 2001 and December 30, 2000 are as follows:

                                                       2001    2000
                                                      ------- -------
          Receivables (greater than)60 days past due: 177,317 136,340

   On April 4, 2002, MBIA Insurance Corporation ("MBIA") issued a notice asserting the occurrence of one "Pay Out Event" and the existence of circumstances which, if not cured within 45 days following the date of such notice, would result in the occurrence of a second "Pay Out Event," under two asset-backed securities offerings issued by the Spiegel Credit Card Master Note Trust (the "Trust") and known as Series 2000-A and Series 2001-A. Those transactions involve the public issuance of notes supported by private-label credit card receivables originated by FCNB and for which MBIA insures the payments to noteholders and The Bank of New York acts as indenture trustee. A "Pay Out Event" would divert monthly excess cash flow remaining after the payment of debt service and other expenses to repay principal to noteholders on an accelerated basis. This excess cash flow is otherwise paid to the Company and is utilized by the Company to fund its operations.

   The Company believes that no "Pay Out Event" has occurred as defined under the securitization documents. The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things,

MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation and to obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company; provided that during the first seven months following the date of the agreement such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may be lower than the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contained other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. An amendment to the MBIA agreement to extend the date of these requirements has not yet been finalized. Although the Company believes that it will obtain an amendment to the settlement agreement, there can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include a "Pay Out Event", as described above. See Note 3.

   On May 15, 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things; (i) contains restrictions on transactions between the bank and its affiliates and requires the bank to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires the bank to obtain an aggregate of $198,000 in guarantees, which guarantees have been provided through the Company's majority shareholder; (iii) restricts the bank's ability to accept, renew or rollover deposits; (iv) places restrictions on the bank's ability to issue new credit cards and make credit line increases; (v) requires the bank within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires the bank to maintain sufficient assets to meet daily liquidity requirements; (vii) requires the bank to complete a comprehensive risk management assessment; (viii) establishes minimum capital levels for the bank; (ix) provides for the increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

   In October 2002, the Company submitted a revised disposition plan to the OCC. The disposition plan provides for the sale or liquidation of the bankcard portfolio by April 30, 2003. To the extent that the Company is unable to sell the bankcard portfolio, the portfolio will be liquidated as part of the liquidation of FCNB in its entirety. On November 27, 2002, the OCC approved the disposition plan.

   In fiscal 2002, the Company was informed by one of the rating agencies that it may downgrade the rating of the First Consumers Credit Card Master Note Trust Series 2001-VFN Class A Notes and the Spiegel Credit Card Master Note Trust Series 2001-VFN Class A Notes. Under the provisions of the existing securitization agreements, a rating agency downgrade would result in a "Pay Out Event" of the receivable securitizations. A "Pay Out Event" would divert monthly excess cash flows remaining after the payment of debt service and other expenses to repay principal to noteholders on an accelerated basis. In order to avoid such a "Pay Out Event", the Company agreed to increase its percentage of required collateral accordingly. This had the impact of increasing the receivables retained by the Company. The financing of these additional receivables will be generated from existing cash flows from operations and through the Company's existing credit facilities.

3.  Going Concern

   The Company's debt agreements contain restrictive covenants, including restrictions on the payment of dividends and financial covenants that require the Company to maintain minimum levels of tangible net worth and certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). For the Reporting period December 29, 2001, the Company was in violation of substantially all of the restrictive covenants in the Company's debt agreement and, accordingly, substantially all of the Company's long-term debt is currently due and payable. The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that either a new credit facility or alternative sources of financing will be available to the Company.

   In addition, the Company has not complied with the provisions of the MBIA settlement agreement as of January 2003. The Company is working with MBIA to obtain amended settlement agreements. However, there can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include a "Pay Out Event". See Note 2.

   Finally, the Company has forecasted that, in the next several months, it will not meet certain minimum performance requirements related to the Company's securitization transactions. If the Company cannot achieve the minimum performance requirements, a "Pay Out Event" will occur. See Note 2.

   The Company was not in compliance with certain restrictive covenants in its debt agreements and, accordingly, substantially all of the Company's debt is currently due and payable. The Company has been unable to successfully negotiate a new credit facility with its lending institutions, to obtain an amended settlement agreement with MBIA Insurance Corporation ("MBIA"), or to assure the future achievement of minimum performance requirements under its securitization transactions. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   The Company has taken actions to improve its cash flow through effective working capital management, most notably the management of inventory levels across each business unit. In addition, the Company is developing strategies to enhance its marketing and merchandising initiatives while at the same time lowering its cost structure. Finally, the Company continues to have productive discussions with its lending institutions as well as a commitment for further support from its majority shareholder upon completion of its new credit agreement. There can be no assurances that any or all of these matters will be resolved satisfactorily, or if resolved satisfactorily, will provide resources sufficient to sustain the Company's operations.

4.  Receivables

   Receivables consist of the following:

                                                             2001         2000
                                                         -----------  -----------
COMPOSITION OF CREDIT CARD RECEIVABLES:
   Receivables serviced................................. $ 2,305,930  $ 2,180,227
   Receivables securitized..............................  (2,200,428)  (2,124,695)
                                                         -----------  -----------
   Receivables with no certificates issued..............     105,502       55,532
                                                         -----------  -----------
COMPOSITION OF RECEIVABLES, NET:
   Receivables with no certificates issued..............     105,502       55,532
   Retained subordinated interests, at fair value.......     418,495      400,054
                                                         -----------  -----------
   Receivables owned....................................     523,997      455,586
   Interest-only strips.................................      59,777      191,224
   Less allowance for doubtful accounts.................      (5,192)        (965)
   Less allowance for returns on preferred credit sales.     (24,562)     (29,812)
   Other receivables, net...............................      84,186      120,875
                                                         -----------  -----------
   Receivables, net..................................... $   638,206  $   736,908
                                                         ===========  ===========

5.  Sale of Credit Card Accounts Receivable

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

   The Company has established trusts for the purpose of routinely securitizing credit card receivables. The Company retains interest-only strips, subordinated investor certificates, receivables and cash reserve accounts resulting from these securitizations. FCNB maintains responsibility for servicing both the preferred and bankcard securitized credit card receivables and receives an annual servicing fee from the trusts. With the sale of the bankcard segment, these preferred credit programs will either be serviced internally by the Company or by a third party servicer. Both options will require approval from the parties associated with the Company's securitization agreements.

   The investors and the securitization trusts have no recourse to the Company's other assets for failure of credit card debtors to meet payment obligations. Certain of the Company's retained interests are subordinate to investors' interests. The value of the retained interests is subject to credit, payment and interest rate risk on the transferred financial assets.

RETAINED INTERESTS:

   Retained interests in securitized receivables consist of the following:

                                                           2001     2000
                                                         -------- --------
      Retained subordinated certificates at fair value.. $418,495 $400,054
      Interest-only strip...............................   59,777  191,224
      Cash reserve accounts.............................   58,433    5,391
                                                         -------- --------
      Total retained interests in securitized
        receivables..................................... $536,705 $596,669
                                                         ======== ========

   Key economic assumptions used to value the retained interests resulting from the securitization of preferred credit card receivables were as follows (rates per annum):

      Key Assumptions                                     2001     2000
      ---------------                                    -----  ---------
      Liquidation rates.................................  6.10% 1.26-5.90%
      Weighted average life (in months)................. 18.00      14.17
      Expected charge-offs.............................. 18.22%     12.18%
      Servicing fee.....................................  2.00%      2.00%
      Discount rate..................................... 15.00%     15.00%
      Weighted average interest rate paid to investors..  4.16%      6.54%
      Implied interest rate on non-interest-bearing
        retained subordinated interests.................  9.00%      9.00%

SECURITIZATION STRUCTURE:

   The asset-backed certificates and notes have been issued by the securitization trust at either floating rates or at fixed rates. Amounts securitized by rate-type (at face value) are as follows:

      Rate Type                                        2001       2000
      ---------                                     ---------- ----------
      Floating rates............................... $  512,000 $1,076,002
      Fixed rates..................................  1,200,000    600,000
      Zero coupon retained certificates............    488,428    448,693
                                                    ---------- ----------
      Receivables securitized...................... $2,200,428 $2,124,695
                                                    ========== ==========

   In certain transactions the securitization trusts have entered into interest rate swap arrangements to convert floating rate certificates to fixed rate certificates. These derivative agreements have been entered into by third party off-balance sheet trusts and therefore are not reflected as part of the results of the Company. Changes to fair value of these off-balance sheet derivative transactions are not reflected in the Company's results.

   Cash reserve accounts are maintained as necessary representing reserve funds used as credit enhancement for specific classes of investor certificates issued in certain securitization transactions. The discounted value of these funds was included in other assets and totaled $58,433 and $5,391 at December 29, 2001 and December 30, 2000, respectively.

   Net pretax gains/(losses), including gains/(losses) on the sale of preferred credit card receivables and adjustments to fair value of the Company's retained interests in securitized preferred credit card receivables, were $(162,698), $28,347 and $18,918 in fiscal 2001, 2000 and 1999, respectively and have been included in finance revenue in the Consolidated Statements of Operations.

SENSITIVITY ANALYSIS:

   At December 29, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                          2001      2000
                                                        --------  --------
     Fair value of retained interests.................. $536,705  $596,669
     Weighted-average life (in months).................    18.00     14.17
     LIQUIDATION RATE ASSUMPTIONS
        Impact on fair value of 10% adverse change..... $ (1,501) $ (7,874)
        Impact on fair value of 20% adverse change..... $ (2,818) $(14,799)
     EXPECTED CHARGE-OFFS (ANNUAL RATE)................    18.22%    12.18%
        Impact on fair value of 10% adverse change..... $(15,399) $(31,542)
        Impact on fair value of 20% adverse change..... $(31,618) $(62,300)
     RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL RATE)...    15.00%    15.00%
        Impact on fair value of 10% adverse change..... $ (7,877) $ (3,001)
        Impact on fair value of 20% adverse change..... $(15,619) $ (5,912)
     WEIGHTED AVERAGE INTEREST PAID TO INVESTORS.......     4.16%     6.54%
        Impact on fair value of 10% adverse change..... $ (6,918) $ (8,263)
        Impact on fair value of 20% adverse change..... $(13,837) $(16,526)
                                                        ========  ========

   These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may lower liquidation rates and increase charge-offs), which might magnify or counteract the sensitivities.

CASH FLOWS FROM SECURITIZATIONS:

   Cash flows received from preferred securitization trusts during 2001 and 2000 were as follows:

                                                                    2001      2000
                                                                  -------- ----------
Proceeds from new securitizations and gross proceeds from sale of certificates and notes......................................... $758,000 $1,309,200
Proceeds from collections reinvested in previous credit card
  securitizations................................................  891,782    847,962
Servicing fees received..........................................   40,965     34,019
Other cash flows received on retained interests.................. $ 68,181 $  228,158
                                                                  ======== ==========

   Other cash flows represents the total cash flows received from retained interests by the transferor other than servicing fees. Other cash flows include, for example, all cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

CHARGE-OFFS:

   Actual and projected charge-offs on preferred credit card receivables are as follows:

             Year                                          Percent
             ----                                          -------
             Projected:
                2002......................................  18.2%
             Historical:
                2001......................................  15.9%
                2000......................................   9.3%
                1999......................................   7.9%

                                                  December 29, December 30,
                                                      2001         2000
                                                  ------------ ------------
    COMPOSITION OF RECEIVABLES SERVICED:
       Principal balances........................  $2,226,940   $2,108,302
       Accrued finance charges and fees..........      78,990       71,925
                                                   ----------   ----------
       Receivables serviced......................  $2,305,930   $2,180,227
                                                   ----------   ----------
    COMPOSITION OF RECEIVABLES HELD IN TRUSTS:
       Receivables sold to investors.............   1,712,000    1,676,002
       Retained certificates.....................     488,428      448,693
       Receivables owned and held in trusts......      58,260        5,791
                                                   ----------   ----------
       Receivables held in trusts................   2,258,688    2,130,486
                                                   ----------   ----------
       Receivables held in portfolio.............  $   47,242   $   49,741
                                                   ==========   ==========

   Net charge-offs for preferred credit card receivables serviced were $345,376, $170,559 and $110,355 for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 1999, respectively.

   Delinquency amounts for preferred credit card receivables serviced as of December 29, 2001 and December 30, 2000 are as follows:

                                                        2001     2000
                                                      -------- --------
        Receivables (greater than)60 days past due... $339,743 $334,562

   Certain restrictions exist related to securitization transactions that protect certificate holders against declining performance of the preferred credit card receivables. In the event that the financial performance of an asset backed securities ("ABS") transaction falls below the required minimum threshold, early amortization ("Pay out Event") of this transaction may occur. MBIA Insurance Corporation (MBIA) insures two of these securitization transactions. (See Note 2.) At this time, it is uncertain that, in future periods, the Company will be able to achieve the required minimum performance requirements required under the securitization transactions. If the Company cannot achieve the minimum performance requirements, a "Pay Out Event" will occur. See Note 3.

6.  Accounting Principle Change

   In fiscal 2000, after consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company changed its revenue recognition policy for a discount club membership program. Under the new accounting method, the Company defers recognition of membership fee revenue, offset with direct costs that are incremental to the membership sale, over the 12-month term of the membership. The Company recorded a non-cash charge of $4,076 (net of income tax benefit of $2,503) for the cumulative effect of the accounting change at the beginning of 2000.

7.  Property and Equipment

   Property and equipment consist of the following:

                                                     2001       2000
                                                  ---------  ---------
         Land.................................... $  19,790  $  19,790
         Buildings and improvements..............   157,933    153,340
         Equipment, furniture and fixtures.......   305,572    265,763
         Leasehold improvements..................   175,582    177,710
                                                  ---------  ---------
                                                    658,877    616,603
         Less accumulated depreciation and
           amortization..........................  (333,764)  (303,003)
                                                  ---------  ---------
                                                    325,113    313,600
         Construction in process.................    26,430     28,715
                                                  ---------  ---------
         Property and equipment, net............. $ 351,543  $ 342,315
                                                  =========  =========

8.  Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities consist of the following:

                                                      2001     2000
                                                    -------- --------
           Trade payables.......................... $178,496 $251,656
           Gift certificates and other customer
             credits...............................   60,085   54,067
           Salaries, wages and employee benefits...   55,475  102,648
           General taxes...........................   78,704   71,961
           Allowance for future returns............   30,491   35,334
           Other liabilities.......................   72,998   72,611
                                                    -------- --------
           Total accounts payable and accrued
             liabilities........................... $476,249 $588,277
                                                    ======== ========

9.  Debt

   The following is a summary of the Company's debt:

                                                      2001      2000
                                                   ---------- --------
          Revolving credit agreement.............. $  561,000 $286,000
          Otto Versand (GmbH & Co) revolving
            credit agreement......................     50,000       --
          Term loan agreements, 6.22% to 8.40%,
            due March 31, 2002 through July 31,
            2007..................................    392,857  448,571
          Secured notes, 7.25% to 7.35%, due
            November 15, 2002 through November
            15, 2005..............................     48,000   60,000
                                                   ---------- --------
          Total debt..............................  1,051,857  794,571
                                                   ========== ========

   The Company was not in compliance with certain restrictive covenants in its debt agreements and, accordingly, substantially all fo the Company's debt is currently due and payable.

   The Company has a $750,000 revolving credit agreement with a group of banks. The commitment is comprised of two components, including a $600,000 long-term agreement maturing in July 2003 and a $150,000 364-day agreement that matured in June 2002. Borrowings under the Company's $600,000 long-term revolving credit agreement were $561,000 at December 29, 2001. No borrowings were outstanding under the Company's $150,000 364-day revolving credit agreement at December 29, 2001. The remaining availability under the total $750,000 facility was $189,000 at December 29, 2001. However, the revolving credit agreement provides for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002 the borrowing capacity under the revolving credit facility was capped at $700,000, which represented the Company's borrowings outstanding on that date. The Company's debt agreements provide for restrictive covenants, including restrictions on the payment of dividends. Financial covenants of the revolving and term loan agreements establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). Additionally, these debt agreements contain cross default provisions. For the reporting period December 29, 2001, the Company was in violation of its financial covenants. Accordingly, the financial statements reflect the Company's debt obligations under "current portion of long-term debt." The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that either a new credit facility or alternative sources of financing will be available to the Company.

   In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At December 29, 2001, borrowings under this agreement totaled $50,000. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand (GmbH & Co) was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG, a related party. These term loans had a maturity date of December 31, 2002 and bear interest at a rate of 4% per annum. As of January 2003, the $100,000 term loans are still outstanding and the Company borrowed an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co), which bears interest at a rate of LIBOR plus a margin.

   The Company's revolving credit agreement includes fees, which are variable and based on the total commitment of the revolving credit agreement. Commitment fees totaled $2,548, $1,295 and $1,678 in fiscal 2001, 2000 and 1999, respectively. Borrowings averaged $605,691 with a maximum of $810,737 during fiscal 2001. The effective annual interest rate was 4.9 percent in fiscal 2001, excluding the previously mentioned commitment fees.

   The Company uses a mix of fixed and variable-rate debt to finance its operations. Variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of these interest payments, the Company will enter into receive-variable, pay-fixed interest rate swaps. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby creating fixed-rate debt. The variable-rate of interest received is based on the same terms, including interest rates, notional amounts and payment schedules, as the hedged interest payments on the variable-rate debt. These interest rate swaps are considered to be perfectly effective; therefore, changes in fair value are reflected in other comprehensive loss and are not recognized in earnings until the related interest payments are made.

   At December 29, 2001, the Company had an interest rate swap agreement to hedge the underlying interest risks on a term loan agreement with Berliner Bank with effective and termination dates from March 1996 to December 2004. The notional amount of the interest rate swap agreement as of December 29, 2001 and December 30, 2000 was $30,000. The fair value of the swap agreement at December 29, 2001 and December 30, 2000 was $(2,710) and $(1,709), respectively and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions.

   At December 29, 2001, the Company also had an interest rate swap agreement (amended in April 2001) to hedge the underlying interest risks on a term loan agreement with Bank of America with effective and termination dates from March 1996 to March 2005 and on a portion of the outstanding balance of the revolving credit agreement with effective and termination dates from July 1999 to July 2003. The notional amount of the interest rate swap agreement as of December 29, 2001 and December 30, 2000 was $35,000 and $28,571, respectively. The fair value of this swap agreement at December 29, 2001 and December 30, 2000 was ($2,403) and $(1,096), respectively and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions.

   The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions. These interest rate swaps in total increased interest expense by $945, $715 and $1,194 in fiscal 2001, 2000 and 1999, respectively. The total net derivative losses included in accumulated other comprehensive loss as of December 29, 2001, was $3,221 (net of tax benefit of $1,892) of which the Company estimates that $2,522 will be reclassified into earnings during the twelve months ended December 28, 2002.

   The Company maintains a $150,000 letter of credit facility in addition to off balance sheet stand by letters of credit, which are used for the purchase of inventories. The total letter of credit facility commitments outstanding were $83,500 and $94,800 at December 29, 2001 and December 30, 2000,
respectively. At December 29, 2001, there was an additional $72,500 of commitments available for the issuance of letters of credit. However, the letter of credit facilities provide for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with our lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002 no additional letter of credit facilities were available to the Company. In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto

International Hong Kong (OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months' written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment.

   The fair value of the Company's total debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, was approximately $1,061,127 at December 29, 2001.

   On November 13, 2001, the Company announced the discontinuance of its dividend payments to shareholders, effective December 30, 2001. The Company's debt agreements provide for restrictive covenants, including restrictions on the payment of dividends. Dividend payments totaled $21,106 in 2001.

   The Company was not in compliance with certain restrictive covenants in its debt agreements and, accordingly, substantially all of the Company's debt is currently due and payable. As no payments were made in 2002, the following table reflects the Company's credit obligations with its lending institutions as payable in 2003. See Note 3.

   Aggregate maturities of long-term debt as of December 29, 2001 are as follows:

                           Fiscal Year      Amount
                           -----------    ----------
                           2002.......... $       --
                           2003..........  1,051,857
                           2004..........         --
                           2005..........         --
                           2006..........         --
                           and thereafter         --
                                          ----------
                           Total debt.... $1,051,857
                                          ==========

10.  Employee Benefit Plans

STOCK OPTION PLAN:

   The Spiegel, Inc. Salaried Employee Incentive Stock Option Plan, established in 1998 to replace an expiring plan, provides for the issuance of options to purchase up to 1,000,000 shares of Class A non-voting common stock to certain salaried employees. Under the plan, participants are granted options to purchase shares of the specified stock at the fair market value at the date of grant. The options vest at the rate of 20 percent per year and expire 10 years after issuance. At December 29, 2001, December 30, 2000 and January 1, 2000 options outstanding under the current plan were 413,000, 614,000 and 389,500, respectively. At December 29, 2001, December 30, 2000 and January 1, 2000 options outstanding under the expired plan were 264,100, 484,080 and 501,580, respectively. The Company also has a non-qualified stock option plan in place for certain former employees. Options are transferred from the qualified plan to the non-qualified plan 90 days after the date of separation. Options outstanding under the non-qualified plan were 237,500 at December 29, 2001. The following presentations of total options outstanding include all aforementioned stock option plans.

   A summary of the changes in the options outstanding is as follows:

                                                               Average
                                             Shares    Amount   Price
                                           ---------  -------  -------
          Outstanding at January 2, 1999.. 1,203,460    9,741    8.09
             Granted......................   223,000    1,539    6.90
             Exercised....................  (101,400)    (596)   5.87
             Canceled.....................  (118,980)  (1,121)   9.42
                                           ---------  -------   -----
          Outstanding at January 1, 2000.. 1,206,080    9,563    7.93
             Granted......................   241,000    1,056    4.38
             Exercised....................    (6,000)     (38)   6.35
             Canceled.....................   (28,000)    (198)   7.07
                                           ---------  -------   -----
          Outstanding at December 30, 2000 1,413,080  $10,383   $7.35
             Exercised....................   (89,900)    (564)   6.27
             Canceled.....................  (408,580)  (3,690)   7.77
                                           ---------  -------   -----
          Outstanding at December 29, 2001   914,600  $ 6,129   $6.70
                                           =========  =======   =====

   Total stock options authorized but unissued at December 29, 2001 were 564,100.

   The following table summarizes information about options outstanding and exercisable at December 29, 2001:

                                                                 OPTIONS
                                OPTIONS OUTSTANDING            EXERCISABLE
                          -------------------------------- --------------------
                                       Weighted
                                        Average                        Weighted
                                       Remaining                       Average
                            Number    Contractual Exercise   Number    Exercise
 Range of Exercise Prices Outstanding    Life      Price   Exercisable  Price
 ------------------------ ----------- ----------- -------- ----------- --------
     $ 4.27 to $7.41.....   767,800    6.0 years   $ 5.81    434,200    $ 6.05
     $ 8.44 to $10.00....   127,300    2.2 years   $ 9.67    127,300    $ 9.67
     $22.25 to $22.25....    19,500    2.0 years   $22.25     19,500    $22.25
                            -------                          -------
                            914,600    5.4 years   $ 6.70    581,000    $ 7.38
                            =======                          =======

   The Company follows the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. If compensation expense had been determined based on the estimated fair value of the options at the grant date as prescribed by SFAS No. 123, the proforma effect on the Company's net earnings would have been a reduction of $238, $322 and $372 in fiscal 2001, 2000 and 1999, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The resulting compensation expense is amortized over the vesting period.

   The Company did not grant any options in fiscal 2001. The option grant fair values and assumptions used to determine such values in fiscal 2000 and 1999 are as follows:

           Options granted during                     2000    1999
           ----------------------                    ------  ------
           Weighted average fair value at grant date $ 1.87  $ 3.66
           Assumptions:
              Risk free interest rate...............   5.88%   6.42%
              Expected dividend yield...............   2.06%   1.58%
              Expected volatility...................  60.49%  63.14%
              Expected term (in years)..............      5       5

RETIREMENT PLANS:

   The Company's retirement plans consist of noncontributory defined benefit pension plans and contributory defined post-retirement benefit health care and life insurance plans. The Company also sponsors a noncontributory supplemental retirement program for certain executives and other defined contribution plans, including 401(K) plans, a profit sharing plan and thrift plans. In fiscal 2001, the Company recognized additional costs associated with an early retirement offered at one of the Company's subsidiaries, which is shown in the table below as special termination benefits. The cost of these programs and the balances of plan assets and obligations are shown below:

                                                          Pension Benefits   Other Benefits
                                                          ----------------  ----------------
                                                            2001     2000     2001     2000
                                                          -------  -------  -------  -------
                 ASSETS AND OBLIGATIONS

CHANGE IN BENEFIT OBLIGATION:
Beginning of year........................................ $54,276  $55,797  $ 9,340  $ 9,607
Service cost.............................................      89      190      353      312
Interest cost............................................   3,992    4,118      676      687
Actuarial gain...........................................   1,631     (214)    (573)    (671)
Benefits paid............................................  (5,448)  (5,615)    (559)    (595)
Special termination benefits.............................      --       --      226       --
                                                          -------  -------  -------  -------
End of year..............................................  54,540   54,276    9,463    9,340
                                                          -------  -------  -------  -------

FAIR VALUE OF PLAN ASSETS:
Beginning of year........................................  61,346   61,352       --       --
Actual return (loss) on plan assets......................  (1,884)   5,609       --       --
Employer contributions...................................     375       --      559      595
Benefits paid............................................  (5,448)  (5,615)    (559)    (595)
                                                          -------  -------  -------  -------
End of year..............................................  54,389   61,346       --       --
                                                          -------  -------  -------  -------

NET AMOUNT RECOGNIZED:
Funded status............................................    (151)   7,070   (9,463)  (9,340)
Unrecognized net actuarial loss..........................  14,283    5,789      676    1,304
Unrecognized transition obligation and prior service cost     477      756     (716)    (767)
                                                          -------  -------  -------  -------
Prepaid (accrued) benefit cost........................... $14,609  $13,615  $(9,503) $(8,803)
                                                          =======  =======  =======  =======

                                                2001     2000     1999
                                              -------  -------  -------
                       EXPENSE

        PENSION:
        Service cost......................... $    89  $   190  $   253
        Interest cost........................   3,992    4,118    3,946
        Expected return on plan assets.......  (4,979)  (5,282)  (5,289)
        Amortization of transition obligation     212      212      212
        Recognized net actuarial loss........      --       24      489
        Amortization of prior service cost...      67       67       --
                                              -------  -------  -------
        Total pension income.................    (619)    (671)    (389)
                                              -------  -------  -------

        HEALTH CARE AND LIFE INSURANCE:
        Service cost.........................     353      312      396
        Interest cost........................     676      687      681
        Recognized net actuarial loss........      54       71      162
        Amortization of prior service cost...     (50)     (50)     (81)
        Special termination benefits.........     226       --       --
                                              -------  -------  -------
        Total health care and life insurance.   1,259    1,020    1,158
                                              -------  -------  -------
        Defined contribution plans...........  15,399   27,437   24,367
                                              -------  -------  -------
        Total retirement plan expense........ $16,039  $27,786  $25,136
                                              =======  =======  =======

                ACTUARIAL ASSUMPTIONS
        Expected return on plan assets.......       9%       9%       9%
        Health care trend rate...............       6%       6%       7%
        Discount rate........................    7.50%    7.75%    7.75%

   For measurement purposes, a 6 percent annual rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) was assumed for fiscal 2001 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $440 and the related expense by $80. A one-percentage-point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $406 and related expense by $71.

11.  Commitments and Contingencies

LITIGATION

   In December 2002 and January 2003, four lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and certain current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs purport to represent shareholders who purchased the Company's common stock between April 24, 2001 and April 19, 2002. The Company believes these claims lack merit and intends to defend against them vigorously.

   The SEC is conducting an investigation concerning the Company's delinquent filing of its Form 10-K for 2001 and its Form 10-Q's for 2002. We are cooperating with the SEC in its investigation, but we cannot predict the duration, scope or outcome of, or potential sanctions resulting from the investigation.

   The Company is routinely involved in a number of legal proceedings and claims, which cover a wide range of matters. In the opinion of management, these legal matters are not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

LEASE COMMITMENTS

   The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms are generally 10 years and many contain renewal options. Many of the retail store leases provide for minimum annual rentals plus additional rentals based upon percentages of sales, which range from 2 to 8 percent. The Company also sublets certain leased office space to unrelated third parties. Rent expense consisted of the following:

                                      2001      2000      1999
                                    --------  --------  --------
               Minimum rentals..... $146,018  $148,955  $146,777
               Percentage rentals..      702       464     1,079
               Less sublease income   (4,735)   (4,757)   (3,680)
                                    --------  --------  --------
               Net rental expense.. $141,985  $144,662  $144,176
                                    ========  ========  ========

   Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 29, 2001 are as follows:

                             Fiscal Year           Amount
                             -----------          --------
                     2002........................ $132,405
                     2003........................  123,725
                     2004........................  113,533
                     2005........................  101,028
                     2006........................   84,314
                     and thereafter..............  262,928
                                                  --------
                     Total minimum lease payments  817,933
                     Less minimum sublease income  (31,126)
                                                  --------
                     Net minimum lease payments.. $786,807
                                                  ========

12.  Income Taxes

   Earnings (loss) from continuing operations before income taxes, cumulative effect of accounting change and minority interest is composed of the following:

                                 2001      2000     1999
                              ---------  -------- --------
                     Domestic $(282,536) $110,807 $123,627
                     Foreign.    (2,133)      996      (74)
                              ---------  -------- --------
                     Total... $(284,669) $111,803 $123,553
                              =========  ======== ========

   The components of income tax expense (benefit) for continuing operations are as follows:

                                    2001      2000     1999
                                  --------  -------  -------
                   CURRENT:
                      Federal.... $(39,921) $26,592  $ 1,130
                      State......   (2,978)  (2,347)   1,924
                      Foreign....     (640)     347      240
                                  --------  -------  -------
                   Total current.  (43,539)  24,592    3,294
                                  --------  -------  -------
                   DEFERRED:
                      Federal....  (50,884)  13,966   40,434
                      State......     (383)    (141)   3,017
                      Foreign....     (295)    (130)    (235)
                                  --------  -------  -------
                   Total deferred  (51,562)  13,695   43,216
                                  --------  -------  -------
                                  $(95,101) $38,287  $46,510
                                  ========  =======  =======

   The differences between the income tax expense (benefit) related to continuing operations computed at the statutory rate and the amounts shown in the consolidated statements of operations are as follows:

                                                        2001              2000             1999
-                                                ----------------   ---------------  ---------------
                                                  Amount   Percent   Amount  Percent  Amount  Percent
                                                 --------  -------  -------  ------- -------  -------
Statutory rate.................................. $(99,634)  (35.0)% $39,131   35.0%  $43,244   35.0%
State income tax (net of federal income tax
  benefit)......................................   (5,571)   (1.9)   (1,584)  (1.4)    2,679    2.1
Amortization of nondeductible goodwill and other
  items.........................................    1,364      .4     1,489    1.3     1,438    1.2
Change in valuation allowance...................    8,840     3.1        --     --        --     --
Tax credits.....................................     (100)    0.0      (749)  (0.7)     (851)  (0.7)
                                                 --------   -----   -------   ----   -------   ----
Effective tax rate.............................. $(95,101)  (33.4)% $38,287   34.2%  $46,510   37.6%
                                                 ========   =====   =======   ====   =======   ====


   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              2001      2000
                                                            --------  --------
DEFERRED TAX ASSETS:
 Allowance for doubtful accounts........................... $  4,466  $  2,907
 Other receivables.........................................    3,664        --
 Allowance for the gross profit on estimated future returns   11,442    13,191
 Reserve for separations...................................    1,262     3,931
 Accruals for compensated absences.........................    4,663     4,627
 Reserve for self insurance................................    1,258     1,275
 Reserve for inventory losses..............................   18,522    16,753
 Post-retirement benefit obligation........................    3,906     3,576
 Capitalized overhead in inventory.........................    1,544     1,809
 Net operating loss carryforwards..........................   78,843        --
 Other.....................................................    7,916     3,825
 Valuation allowance.......................................   (8,840)       --
                                                            --------  --------
                                                             128,646    51,894
                                                            --------  --------
DEFERRED TAX LIABILITIES:
 Deferred revenue..........................................   78,532    50,924
 Property and equipment....................................   31,978    34,998
 Prepaid and deferred expenses.............................    9,319     6,768
 Deferred rent obligations.................................    5,695     6,083
 Earned but unbilled finance charges.......................    3,122     4,683
                                                            --------  --------
                                                             128,646   103,456
                                                            --------  --------
Net deferred tax asset (liability)......................... $     --  $(51,562)
                                                            ========  ========

   The gross balance of net operating loss carry forwards on continuing operations and discontinued operations totaled $338,662 and has expiration dates beginning in 2017 and ending in 2021. The Company's consolidated net deferred tax position, with inclusion of deferred taxes reflected as part of discontinued operations, totals $0. In 2001, the Company recorded a valuation allowance of $8,840 in continuing operations and $133,761 in discontinued operations due to doubt about the Company's ability to continue as a going concern. See Note 3.

13.  Stockholders' Equity

   In April 2000, the Company resumed quarterly dividend payments of $0.04 per share. On November 13, 2001, the Company announced the discontinuance of its dividend payments to shareholders' effective December 30, 2001. The Company's debt agreements provide for restrictive covenants, including restrictions on the payment of dividends. Dividend payments totaled $21,106 in 2001.

14.  Related Party Transactions

   Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transferred its interest in the Company to its partners and designees. Otto Versand and the Company have entered into certain agreements seeking to benefit both parties by providing for the sharing of expertise. In October 2002, the German partnership changed its name from Otto Versand (GmbH & Co) to Otto (GmbH & Co KG), hereinafter referred to as "Otto Versand (GmbH & Co)" or "Otto Versand". The following is a summary of such agreements and certain other transactions:

   The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand Poland, Brazil and Turkey. Otto Versand International (GmbH) is a wholly owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $6,989, $6,786 and $4,994 in fiscal 2001, 2000 and 1999, respectively. The arrangements are indefinite in term but may generally be canceled by either party upon one year written notice.

   In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong (OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment.

   In September 2001, the Company entered into a revolving credit agreement with Otto Versand. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At December 29, 2001, borrowings under this agreement totaled $50,000. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG. These term loans had a maturity date of December 31, 2002 and bear interest at a rate of 4% per annum. As of January 2003, the $100,000 term loans are still outstanding and the Company borrowed an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co), which bears interest at a rate of LIBOR plus a margin.

   The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise through the direct sales channels and retail stores. Otto Versand owns Together, Ltd. Commission expenses were $2,201, $3,161 and $2,949 in fiscal 2001, 2000 and 1999, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

   In 1993, the Company formed a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) and entered into license agreements to sell Eddie Bauer products through retail stores and direct sales channels in Japan. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were 38 stores open in Japan as of December 29, 2001. As of December 29, 2001, Eddie Bauer has contributed $9,290 to the project and in 1994, received a $2,500 licensing fee for the use of its name. Eddie Bauer received $2,416, $3,790 and $5,007 in royalty income on retail and direct sales during fiscal 2001, 2000 and 1999, respectively, which is included in other revenue in the Consolidated Statements of Operations. Eddie Bauer recorded a loss of $497 and $706 in fiscal 2001 and 2000, respectively, and income of $553 in 1999 for its equity share of the joint venture, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   During 1995, Eddie Bauer formed a joint venture with Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and direct sales channels in Germany. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were nine stores open in Germany as of December 29, 2001. As of December 29, 2001, Eddie Bauer has contributed $13,123 to the project and received $1,000 in licensing fees in 1995 for the use of its name. Eddie Bauer received $1,249 $1,249 and $1,449 in royalty income on retail and direct sales during fiscal 2001, 2000 and 1999, respectively, which is included in other revenue in the Consolidated Statements of Operations. Eddie Bauer recorded approximately $1,211, $1,641 and $2,559 of losses for its equity share of the joint venture during fiscal 2001, 2000 and 1999, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   During 1996, Eddie Bauer formed a joint venture with Grattan plc (a subsidiary of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. The Company believes that the terms of the arrangement were no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. As of December 30, 2000, Eddie Bauer had contributed $4,585 to the project and had received a licensing fee of $667 in 1998 for the use of its name. In addition, Eddie Bauer received $116 and $481 in 2000 and 1999, respectively, in royalty income on retail and catalog sales, which is included in other revenue in the Consolidated Statements of Operations. In October 1999, Eddie Bauer and Grattan plc agreed to terminate the Eddie Bauer UK operation. The closure was completed in the first quarter of 2000. Eddie Bauer recorded losses of approximately $3,166 in 1999 for its equity share of the joint venture, which is included in selling, general and administrative expense in the Consolidated Statements of Operations. Additionally, a $5,000 charge was recorded in 1999 representing the Company's equity share of the costs estimated to discontinue the joint venture, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   In 1993, Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd. (EBI) (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia (EBI-Hong Kong) and in 1997 Eddie Bauer entered into an agreement with Eddie Bauer International (Americas), Inc. (EBI-Miami). The buying agents contact suppliers, inspect goods and handle shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangements are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $17,981, $19,535 and $20,030 to EBI-Hong Kong for these services in fiscal 2001, 2000 and 1999, respectively, which are included in selling, general and administrative expense in the Consolidated Statements of Operations. The Company paid EBI-Miami $4,976, $4,482 and $4,151 for these services in fiscal 2001, 2000 and 1999, respectively, which are included in selling, general and administrative expense in the Consolidated Statements of Operations.

   Other revenue attributable to related party transactions included in the Consolidated Statements of Operations totaled $3,665, $5,155 and $6,937 for the fiscal years ended 2001, 2000 and 1999, respectively. Selling, general and administrative expenses attributable to related party transactions included in the Consolidated Statements of Operations totaled $33,855, $36,311 and $42,296 for the fiscal years ended 2001, 2000 and 1999, respectively.

   The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

15.  Segment Reporting

   Historically, the operating results for the Company were reported for two segments: merchandising and bankcard. The merchandising segment included an aggregation of the Company's three merchant divisions and the private-label preferred credit operation. The bankcard segment included primarily the bankcard operations of
First Consumers National Bank (FCNB), the Company's special-purpose bank, and Financial Services Acceptance Corporation (FSAC). In the fourth quarter of fiscal 2001, the Company formalized a plan to sell the bankcard segment. Accordingly, the accompanying Consolidated Financial Statements reflect the bankcard segment as a discontinued operation for all periods presented. The Company anticipates the completion of a sale of its bankcard segment by April 2003. To the extent that the Company is unable to sell the bankcard segment, this segment will be liquidated as part of the liquidation of FCNB in its entirety, as required under the OCC agreement.

   The remaining business segment is the merchandising segment, which includes the preferred credit card operation. The merchandising segment is reflected in the Company's Consolidated Financial Statements as continuing operations. Therefore, no additional segment reporting disclosure is provided herein.

                    STATEMENT OF MANAGEMENT RESPONSIBILITY

   We have prepared the accompanying consolidated financial statements and related information for the fiscal years 2001, 2000 and 1999. The opinion of the Company's independent auditors, KPMG LLP, on those financial statements follows. The primary responsibility for the integrity and objectivity of the financial information included in this annual report rests with management. Such information was prepared in accordance with accounting principles generally accepted in the United States of America and appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

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

                        REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors of Spiegel, Inc.:

   We have audited the accompanying consolidated balance sheets of Spiegel, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiegel, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, at December 29, 2001, the Company was not in compliance with certain restrictive covenants in its debt agreements, and accordingly, substantially all of the Company's debt is currently due and payable. In addition the Company was not in compliance with certain provisions of agreements with the insurer of its asset-backed securitization transactions, and has been unable to negotiate amended agreements with its lenders. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   As discussed in Note 6 to the consolidated financial statements, the Company changed its method of recording revenue for discount club memberships in 2000.

                                          /s/ KPMG LLP

                                          Chicago, Illinois
                                          February 14, 2002, except for Notes
                                          2, 3, 4, 5, 9, 11, 12 and 14 which
                                          are as of January 31, 2003

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)
                   ($000s omitted, except per share amounts)

2001                                       First        Second         Third        Fourth      Total Year
----                                   ------------  ------------  ------------  ------------  ------------
Net sales and other
  revenue (1)......................... $    706,311  $    781,799  $    653,370  $    831,739  $  2,973,219
Operating income (loss) (1)...........      (22,633)        6,580       (34,925)     (174,623)     (225,601)
Earnings (loss) from continuing
  operations (1)......................      (22,763)       (4,595)      (30,832)     (130,713)     (188,903)
Earnings (loss) from discontinued
  operations (1),(2)..................       10,521         9,624        18,527      (437,243)     (398,571)
Net earnings (loss)................... $    (12,242) $      5,029  $    (12,305) $   (567,956) $   (587,474)
Earnings (loss) per common share:
 Earnings (loss) from continuing
   operations
   Basic and diluted (1).............. $     (0.17)  $      (0.04) $      (0.23) $      (0.99) $      (1.43)
 Discontinued operations
   Basic and diluted (1),(2).......... $       0.08  $       0.07  $       0.14  $      (3.31) $      (3.02)
 Net earnings (loss)
   Basic and diluted.................. $      (0.09) $       0.03  $      (0.09) $      (4.30) $      (4.45)
Weighted average common shares
  outstanding
   Basic..............................  131,867,366   131,885,494   131,926,286   131,955,013   131,908,540
   Diluted............................  131,867,366   132,034,066   131,926,286   131,955,013   131,908,540
MARKET PRICE DATA
   High............................... $       7.89  $       9.67  $      10.72  $       7.35  $      10.72
   Low................................ $       4.31  $       5.22  $       4.66  $       4.15  $       4.15

2000                                       First        Second         Third        Fourth      Total Year
----                                   ------------  ------------  ------------  ------------  ------------
Net sales and other
  revenue (1)......................... $    734,512  $    832,700  $    759,940  $  1,202,155  $  3,529,307
Operating income (loss) (1)...........       28,655        46,521         2,443        94,771       172,390
Earnings (loss) from continuing
  operations before cumulative effect
  of accounting change (1)............       11,184        21,520        (8,802)       49,614        73,516
Earnings (loss) from discontinued
  operations (1)......................        9,032         4,320        22,273        15,753        51,378
Cumulative effect of accounting
  change (net of income tax benefit of
  $2,503).............................       (4,076)           --            --            --        (4,076)
Net earnings.......................... $     16,140  $     25,840  $     13,471  $     65,367  $    120,818
 Earnings (loss) per common share:....
 Earnings (loss) from continuing
   operations before cumulative
   effect of accounting change (1)
   Basic and diluted.................. $       0.09  $       0.16  $      (0.07) $       0.38  $       0.56
 Discontinued operations (1)
   Basic and diluted..................         0.07          0.03          0.17          0.12          0.39
 Cumulative effect of accounting
   change
   Basic and diluted..................        (0.03)           --            --            --         (0.03)
 Net earnings per common share
   Basic and diluted.................. $       0.13  $       0.19  $       0.10  $       0.50  $       0.92


2000                              First        Second       Third        Fourth     Total Year
----                           ------------ ------------ ------------ ------------ ------------
Weighted average common shares
  outstanding
   Basic......................  131,859,113  131,859,388  131,864,113  131,864,618  131,861,808
   Diluted....................  131,985,828  131,981,831  131,974,593  131,886,357  131,944,900
MARKET PRICE DATA
   High....................... $       9.50 $       9.06 $       8.75 $       7.81 $       9.50
   Low........................ $       6.31 $       6.00 $       6.50 $       3.03 $       3.03

--------
(1) Certain prior year amounts have been reclassified from amounts previously reported to conform with the fiscal 2001 presentation; see Notes 1 and 2 to the consolidated financial statements.
(2) The fourth quarter of fiscal 2001 includes a charge of $319,297 or $2.42 loss per share for the accrued estimated loss on disposal of the bankcard segment. See Note 2 to the consolidated financial statements.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Directors

   The following persons are the directors of the Company:

                                                                                            Year
                                                                                         Elected as
Name                               Age       Offices with Registrant or Other (4)         Director
----                               --- ------------------------------------------------- ----------
Dr. Michael Otto (1).............. 58  Chairman of the Board of Directors and Chairman      1982
                                       of the Executive Board of Otto Versand (GmbH &
                                       Co) (1981)

Martin Zaepfel (1)(4)............. 58  Vice Chairman of the Board of Directors,             1996
                                       President and Chief Executive Officer

James R. Cannataro (3)(4)......... 50  Executive Vice President and Chief Financial         2001
                                       Officer

Dr. Michael E. Crusemann (1)(2)(3) 56  Member of the Executive Board and Director,          1994
                                       Finance of Otto Versand (GmbH & Co) and Chief
                                       Financial Officer of Otto Versand Group (1994)

Hans-Jorg Hammer.................. 62  Retired. Prior to October 1999 was a member of       1991
                                       the Executive Board and Director, Personnel of
                                       Otto Versand (GmbH & Co)

Horst R. A. Hansen (2)............ 67  Retired. Prior to March 1994 was a member of the     1982
                                       Executive Board and Director, Finance of Otto
                                       Versand (GmbH & Co) and Chief Financial
                                       Officer of Otto Versand Group

Dr. Rainer Hillebrand............. 47  Member of the Executive Board and Director,          2001
                                       Marketing and Advertising of Otto Versand
                                       (GmbH & Co) (2001); Member of the Executive
                                       Board and Director, Sales and New Media of Otto
                                       Versand (GmbH & Co) (1999); Director, Sales of
                                       Otto Versand (GmbH & Co) (1997)

George D. Ittner (4).............. 58  Chairman and Chief Executive Officer, Newport        1998
                                       News, Inc.

Dr. Wolfgang Linder............... 53  Member of the Executive Board and Director,          2000
                                       Information Technology of Otto Versand (GmbH
                                       & Co) (2000); Managing Director of
                                       Handelsgesellschaft Heinrich Heine GmbH (1993)

Dr. Peter Muller (2).............. 60  Retired. Prior to January 1998 was a member of       1985
                                       the Executive Board and Director, Advertising and
                                       Marketing of Otto Versand (GmbH & Co)

Melissa J. Payner (4)............. 43  President and Chief Executive Officer, Spiegel       2000
                                       Catalog, Inc.

                                                                            Year
                                                                         Elected as
Name                   Age     Offices with Registrant or Other (4)       Director
----                   --- --------------------------------------------- ----------
Gert Rietz............ 55  Member of the Executive Board and Director,      1997
                           Merchandise of Otto Versand (GmbH & Co)
                           (1989)

Hans-Otto Schrader.... 45  Member of the Executive Board and Director,      2000
                           Personnel of Otto Versand (GmbH & Co) (1999);
                           Merchandising Manager of Otto Versand (GmbH
                           & Co) (1993)

Dr. Peer Witten....... 56  Member of the Executive Board and Director,      1991
                           Logistics of Otto Versand (GmbH & Co) (1984)

Dr. Winfried Zimmerman 44  Member of the Executive Board and Director,      2000
                           Planning and Control of Otto Versand (GmbH &
                           Co) (2000); From April 2000 to July 2000 was
                           Managing Director of Handelsgesellschaft
                           Heinrich Heine GmbH; Manager Planning and
                           Control of Otto Versand (GmbH & Co)(1997)

--------
(1) Member of Board Committee (Executive Committee)
(2) Member of Audit Committee
(3) Member of Finance Committee
(4) The business experience during the last five years of directors who are executive officers of the Company is detailed in the listing of executive officers that follows.

   There is no family relationship between any of the directors.

                              EXECUTIVE OFFICERS

   The following persons are the executive officers and certain significant employees of the Company:

                                            Positions and Offices Held
                                   (all positions and offices are of the Company
Name               Age                      unless otherwise indicated)
----               --- ---------------------------------------------
Martin Zaepfel.... 58                   Vice Chairman, President and Chief Executive Officer (2001); Director
                                        (1996); Deputy Chairman of the Board of Directors of Otto Versand
                                        (GmbH & Co) and Director, Marketing and Advertising of Otto
                                        Versand (GmbH & Co) (1998); Board of Directors and Director,
                                        Merchandise of Otto Versand (GmbH & Co) (1988)

James R. Cannataro 50                   Executive Vice President, Chief Financial Officer and Director (2001);
                                        Executive Vice President and Chief Financial Officer (1996), Eddie
                                        Bauer; Vice President Finance (1990), Eddie Bauer

Richard T. Fersch. 52                   President (1992) and Chief Executive Officer (1997), Eddie Bauer; and
                                        Director (1994); Retired January 2002

George D. Ittner.. 58                   President (1992) and Chief Executive Officer (1997), Newport News;
                                        and Director (1998)

David Kardesh..... 47                   Senior Vice President and Chief Information Officer (2001); Vice
                                        President Applications Development (1998); Divisional Vice President
                                        Applications Development (1997)

Richard M. Lauer.. 47                   Vice President of Operations (2001); President and Chief Executive
                                        Officer of DFS (1999); Senior Vice President of DFS (1999); Vice
                                        President, Operations of DFS (1998); Vice President, Engineering and
                                        Systems Services of DFS (1996)

Anne Linsdau...... 48                   Senior Vice President Human Resources (2002), Vice President of
                                        Human Resources, Fortune Brands

Melissa J. Payner. 43                   President and Chief Executive Officer Spiegel Catalog and Director
                                        (2000); Senior Vice President Merchandising/Advertising Creative
                                        (1998); Vice President Managing Director of Merchandising/
                                        Advertising Creative (1997)

James Pekarek..... 34                   Vice President and Corporate Controller (2001); Vice President Finance
                                        of Montgomery Wards (2000); Vice President and Corporate Controller
                                        of OMC

Robert H. Sorensen 55                   Vice President General Counsel and Secretary (2001); Senior Vice
                                        President, General Counsel and Secretary of Midas, Inc. (1995)

John R. Steele.... 50                   Vice President (1995) and Treasurer (1993)

Beneficial Ownership Reporting Compliance

   Section 16(A) of the Securities Exchange Act of 1934 requires the Companies directors and officers, and other persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required to furnish the Company with copies of all Section 16(A) forms they file.

   To the Company's knowledge, based solely on review of the copies of (i) Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and/or
(iii) written representations made to the Company by its directors and officers, the Company believes that its directors, officers, and beneficial owners of more than ten percent of the Company's Common Stock complied with all
Section 16(a) reporting requirements, except as follows: the late filing of Form 3 Initial Statements of Beneficial ownership for each of Dr. Rainer Hillebrand, Dr. Wolfgang Linder, Mr. Hans-Otto Schrader, and Dr. Winfried Zimmerman, all members of the Company's Board of Directors; one instance of late reporting by Dr. Hillebrand of one sale of common stock on a Form 4, Statement of Change in Beneficial Ownership; one instance of late reporting by Mr. Schrader of one sale of common stock on a Form 4, Statement of Change in Beneficial Ownership; and the late filing of Form 5 Statements for each of Dr. Hillebrand, Dr. Zimmerman and Mr. Schrader. The Company believes that all were inadvertent omissions. The required forms were promptly filed upon discovery of the oversight.

ITEM 11.  Executive Compensation

Summary Compensation Table

   The following table and accompanying footnotes set forth all compensation paid or accrued by the Company for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 to or on behalf of each of the five most highly compensated key policy-making executives currently serving as officers of the Company and includes two former officers not serving in their positions as of the end of the fiscal year.

                                                     Annual
                                                  Compensation       Stock               All
                                              --------------------- Options   LTIP      Other
                                                Salary     Bonus    Granted  Payout  Compensation
Name and Principal Position              Year    ($)        ($)       (#)    ($)(1)     ($)(2)
---------------------------              ---- ---------- ---------- ------- -------- ------------
Martin Zaepfel.......................... 2001 $  600,000 $  114,938     --  $     --  $  116,945
 Vice Chairman, President and Chief
   Executive Officer and Director

James R. Cannataro...................... 2001 $  395,208 $  106,424     --  $     --  $  338,209
 Executive Vice President, Chief         2000    355,004    133,125  4,000   266,250      64,264
   Financial Officer and Director        1999    318,266    298,374  4,000        --     167,697

Richard T. Fersch....................... 2001 $1,000,012 $       --     --  $     --  $2,665,685
 President and Chief Executive Officer   2000  1,000,012    500,000 20,000   375,000     285,940
   of Eddie Bauer and Director           1999    796,156  1,114,185 20,000        --     387,280

Melissa J. Payner....................... 2001 $  542,889 $  431,878     --  $     --  $  142,223
 President and Chief Executive Officer   2000    400,010    421,450 26,000   600,000     158,911
   of Spiegel Catalog and Director       1999    367,890    406,300  4,000        --     162,719

George D. Ittner........................ 2001 $  466,157 $       --     --  $     --  $  105,758
 President and Chief Executive Officer   2000    448,281    606,250 20,000   675,000     114,232
   of Newport News and Director          1999    423,346    428,313 20,000        --      55,007

Michael R. Moran........................ 2001 $  289,698 $  713,649     --  $     --  $4,265,077
 Chairman of the Office of the President 2000    425,022    360,450 20,000   637,500     211,361
   and Chief Legal Officer               1999    400,006    466,650 20,000        --     260,923

James W. Sievers........................ 2001 $  279,096 $  677,324     --  $     --  $4,375,727
 Office of the President and Chief       2000    400,010    339,250 20,000   600,000     240,090
   Financial Officer                     1999    364,000    429,150 20,000        --     253,609

--------
(1) Certain executives of the Company earned long-term incentive bonuses in 2000. The long-term incentive plan for bonuses earned in 2000 covered the operating and financial performance of the individual divisions for 1999 and 2000, with the payout formula heavily weighted to the 2000 performance.
(2) The following tables summarize all other compensation for the years ended December 29, 2001, December 30, 2000 and January 1, 2000:

                                      Retirement
                        Name           Benefits    Other      Total
          -    ---------------------- ---------- ---------- ----------
          2001 Martin Zaepfel (1)      $     --  $  116,945 $  116,945
               James R. Cannataro (1)    50,699     287,510    338,209
               Richard T. Fersch (2)    121,786   2,543,899  2,665,685
               Melissa J. Payner (3)     95,995      46,228    142,223
               George D. Ittner (3)      70,054      35,704    105,758
               Michael R. Moran (4)     219,268   4,045,809  4,265,077
               James W. Sievers (4)     331,368   4,044,359  4,375,727

          2000 James R. Cannataro      $ 23,630  $   40,634 $   64,264
               Richard T. Fersch        242,954      42,986    285,940
               Melissa J. Payner        125,028      33,883    158,911
               George D. Ittner          82,452      31,780    114,232
               Michael R. Moran         161,411      49,950    211,361
               James W. Sievers         192,261      47,829    240,090

          1999 James R. Cannataro      $115,632  $   52,065 $  167,697
               Richard T. Fersch        333,322      53,958    387,280
               Melissa J. Payner        112,203      50,516    162,719
               George D. Ittner          43,013      11,994     55,007
               Michael R. Moran         208,745      52,178    260,923
               James W. Sievers         199,244      54,365    253,609

--------
(1) Other compensation for Martin Zaepfel and James Cannataro primarily relate to relocation bonuses.
(2) Richard T. Fersch retired from the company at the end of fiscal 2001. As part of his retirement agreement he will receive $2,500,000 in additional cash compensation, which has been reflected in "All Other Compensation" in the summary compensation table.
(3) Other compensation for Melissa J. Payner and George D. Ittner primarily relate to car allowances.
(4) Michael R. Moran and James W. Sievers retired from the Company effective July 1, 2001. As part of their retirement agreements, each received $4,000,000 in additional cash compensation, which has been reflected in "All Other Compensation" in the summary compensation table.

Option Grants Table

   The Company did not grant stock options to any of the named executive officers during the year ended December 29, 2001.

Aggregated Option Exercises in 2001 and December 29, 2001 Option Values

   The following table sets forth shares acquired on exercise and stock option values at December 29, 2001:

                                       Number of Securities      Value of Unexercised
                                      Underlying Unexercised     In-the-Money Options
                    Shares                  Options at                    at
                   Acquired              December 29, 2001         December 29, 2001
                      On     Value   ------------------------- -------------------------
Name               Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----               -------- -------- ----------- ------------- ----------- -------------
Martin Zaepfel....    --       --           --          --       $   --       $   --
James R. Cannataro    --       --       21,400      10,600       $  192       $  768
Richard T. Fersch.    --       --      101,800      47,000       $  960       $3,840
Melissa J. Payner.    --       --        9,200      27,800       $  960       $3,840
George D. Ittner..    --       --       43,000      52,000       $  960       $3,840
Michael R. Moran..    --       --       95,500          --       $4,800       $   --
James W. Sievers..    --       --       92,000          --       $4,800       $   --

Compensation of Directors

   The Company pays an annual fee of $10,000 to its independent directors and reimburses any reasonable out-of-pocket expenses incurred by all directors in attending meetings.

Employment and Separation Agreements

   The Company has an employment agreement with Martin Zaepfel, Vice Chairman, President and Chief Executive Officer, the terms of which extend through July 1, 2006. The current annual base salary under this agreement is $1,200,000. The agreement entitles Mr. Zaepfel to receive an annual bonus based on the financial performance of the Company.

   The Company has an employment agreement with James R. Cannataro, Executive Vice President, and Chief Financial Officer, the terms of which extend through March 25, 2004. The current annual base salary under this agreement is $410,000. The agreement entitles Mr. Cannataro to receive an annual bonus based on the financial performance of the Company.

   The Company had an employment agreement with Richard T. Fersch, the former President and Chief Executive Officer of Eddie Bauer, the terms of which extended through December 31, 2002. The annual base salary under this agreement was $1,000,000 per year. The agreement also entitled Mr. Fersch to receive an annual bonus based upon the financial performance of Eddie Bauer. At the end of fiscal 2001, Mr. Fersch elected to retire from the Company. Upon retirement, Mr. Fersch received $2,500,000 under the terms of his agreement.

   The Company entered a Separation Agreement with Richard T. Fersch at the end of fiscal 2001 pursuant to which Mr. Fersch's Employment Agreement with the Company was terminated. Under the terms of this Agreement Mr. Fersch agreed to release Eddie Bauer from any claims, which he might have against it and to continue working for Eddie Bauer during a transition period beginning January 1, 2002 and ending no earlier than May 31, 2002. In exchange for this consideration, Eddie Bauer agreed to provide Mr. Fersch: (i) severance pay in the amount of $2,000,000, (ii) a salary of $100,000 per month during the transition period, (iii) title to his company automobile, (iv) outplacement by a mutually agreed upon service provider for a period of up to 12 months, with the cost of such services not to exceed $15,000, (v) access to resources and personnel provided by Working Solutions for 12 months, and (vi) a 40% employee discount on all the Company's products. This agreement further obligates Eddie Bauer to pay a share of Mr. Fersch's split dollar insurance premiums until he reaches age 65 and to pay a share of Mr. Fersch and his family's medical coverage, should they elect coverage under Eddie Bauer's Retiree Medical Program.

   The Company has an employment agreement with Melissa J. Payner, President and Chief Executive Officer of Spiegel Catalog, the terms of which extend through December 31, 2003. The current annual base salary under this agreement is $550,000. The agreement entitles Ms. Payner to receive an annual bonus based on the financial performance of Spiegel Catalog.

   The Company has an employment agreement with George D. Ittner, President and Chief Executive Officer of Newport News, the terms of which extend through December 31, 2003. The current annual base salary under this agreement is $470,000. The agreement entitles Mr. Ittner to receive an annual bonus based on the financial performance of Newport News.

   The Company entered into a Separation Agreement with Michael R. Moran, effective December 30, 2000 pursuant to which Mr. Moran's Employment Agreement with the Company was terminated. Under the terms of this agreement, Mr. Moran agreed to continue working for the Company during a transitional period running from January 1, 2001 to June 30, 2001. In exchange for this consideration, the Company agreed to provide Mr. Moran: (i) severance pay in the amount of $4,000,000, (ii) a payment of $709,000 representing bonuses, incentive plan awards, and supplemental executive retirement plan payments for the first six months of 2001 and

(iii) salary (calculated based upon an annual salary of $445,000) and non-cash benefits for the duration of the transitional period. This agreement further obligates the Company to pay a share of Mr. Moran's life insurance premiums until he reaches age 65 and to provide medical, dental and vision insurance at regular retiree rates to Mr. Moran and his spouse until they both reach age 65.

   The Company entered into a Separation Agreement with James W. Sievers, effective December 30, 2000 pursuant to which Mr. Sievers' Employment Agreement with the Company was terminated. Under the terms of this agreement, Mr. Sievers agreed to continue working for the Company during a transitional period running from January 1, 2001 to June 30, 2001. In exchange for this consideration, the Company agreed to provide Mr. Sievers: (i) severance pay in the amount of $4,000,000, (ii) a payment of $671,000 representing bonuses, incentive plan awards, and supplemental executive retirement plan payments for the first six months of 2001 and (iii) salary (calculated based upon an annual salary of $420,000) and non-cash benefits for the duration of the transitional period. This agreement further obligates the Company to pay a share of Mr. Sievers' life insurance premiums until he reaches age 65 and to provide medical, dental and vision insurance at regular retiree rates to Mr. Sievers and his spouse until they both reach age 65.

Compensation Committee Interlocks and Insider Participation

   The Board Committee, which determines executive officer compensation, consists of Dr. Michael Otto and Martin Zaepfel. Mr. Zaepfel also serves as the Vice Chairman, President and Chief Executive Officer of the Company.

Employee Benefits

  Stock Option Plan

   The Spiegel, Inc. Salaried Employee Incentive Stock Option Plan is administered by a Stock Option Committee consisting of three members of the Company's Board of Directors who are not salaried employees of the Company or its participating subsidiaries and who are appointed to the Committee periodically. Certain salaried employees of the Company are eligible to participate in the plan. Options are granted to those eligible employees as determined by the Stock Option Committee. The Stock Option Committee also has authority to determine the number of shares and terms consistent with the plan with respect to each option. Options granted under the plan relate to the Class A non-voting common stock of the Company. The maximum number of shares which may be issued under the current plan is 1,000,000. The participants' options become exercisable at the rate of 20 percent per year. The options expire ten years after the date of grant of options. The option price upon exercise of the option is the fair market value of the shares on the date of grant of the option. Options granted under the plan are not transferable or assignable other than by will or by the laws of descent and distribution. Stock options outstanding under the above plan were 413,000 at December 29, 2001.

   In addition to the stock option plan discussed above, 264,100 shares were outstanding at December 29, 2001 under a plan that expired in 1998. These options were issued under the same terms as the plan currently in place. The Company also has a non-qualified stock option plan in place for certain former employees. Options are granted under this non-qualified plan at the discretion of the Board of Directors. Options outstanding under the non-qualified plan were 237,500 at December 29, 2001.

   No stock options were granted during the year ended December 29, 2001. Net cash realized with respect to the exercise of options during the year was approximately $564,000.

  Spiegel Group Value in Partnership Profit Sharing and 401(k) Savings Plan

   The Company maintains two consolidated Profit Sharing and 401(k) Savings Plans for its employees. Associates are immediately eligible for voluntary pre-tax and after-tax contributions upon starting employment, but participation in any Company contributions commences on the beginning of a quarter following one year of continuous service. The Company and participating subsidiaries contribute annually to the accounts of eligible participants a percentage of considered compensation based on the Spiegel, Inc. consolidated earnings before income taxes plus any other amounts determined by the Company's Board of Directors. A minimum contribution of 4 percent of eligible considered compensation will be made, but in no event will the total contribution exceed the maximum amount deductible for Federal income tax purposes. Company contributions and forfeitures are allocated among eligible participants in proportion to considered compensation.

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

   All contributions and investments are held in a trust for the benefit of plan participants. All employees who participate in the plan are 100 percent vested in their contributions and earnings thereon but become vested in the Company's contributions and earnings thereon at a rate based on years of service, with full vesting after a maximum of seven years. Participants are permitted to borrow from their account, but may have only one outstanding loan at a time. Repayment is made through payroll deductions. Participants who suffer a financial hardship as defined by the Internal Revenue Code and who are not eligible for a loan may withdraw amounts from the plan while still employed. In addition, participants may annually receive a distribution of their after-tax contributions. All participants may request a distribution of the full value of their accounts under the plan upon retirement after age 62 or permanent disability and the vested portion of their accounts on other termination of employment. The full value of a deceased participant's account is distributable to his beneficiaries. Distributions are made in a lump sum.

   Effective January 1, 2002, the following plan design changes will be implemented:

  . Company profit sharing contributions, if any, will be discretionary as determined by the Board of Directors of the Company.

  . Forfeitures will remain in the plan to offset expenses of and contributions to the plan.

  . Employees will be allowed to contribute up to 15% of their base compensation to the 401(K) plan through payroll deductions.

  . Certain employees will be allowed to make catch-up contributions to the plan in accordance with, and subject to the limitations of the Internal Revenue Code Section 414(v).

  . All participants who are active on payroll after January 1, 2002 will become vested in the Company's contributions and earnings thereon at a rate based on years of service, with full vesting after a maximum of five years.

  Spiegel, Inc., Supplemental Executive Retirement Plan

   The Company maintains an unfunded supplemental retirement plan for the benefit of certain employees covered by the retirement plans described above (the "profit sharing and thrift plans") whose benefits under the profit sharing and thrift plans are reduced by application of Sections 401(a)(17) and 402(g) of the Internal Revenue Code. If a participant's annual additions under the profit sharing and thrift plans are reduced by reason of special limitations of the Internal Revenue Code, the Company will make an annual contribution to a grantor trust in the amount of the reduction. The Plan also provides additional supplemental benefits to certain key employees. An annual contribution to a grantor trust will be made on behalf of these participants equal to the sum of (1) an amount based on compensation limited by the Social Security Taxable Wage Base, plus (2) profit sharing contribution on annual incentive. Supplemental benefits under the supplemental retirement plan are payable in cash at the same time and in the same manner as the participant's employer account under the profit sharing and thrift plans except no payments are made prior to death, disability or termination of employment.

  Split Dollar Life Insurance Program

   The Company maintains a split dollar life insurance program covering certain executives of the Company. A covered employee may apply for an individual life insurance policy on his life in a face amount equal to three times his base salary. The employee portion of the annual premium is equal to the lowest allowable premium according to IRS regulations. The balance of the premium due (if any) is paid by the Company. The Company owns a part of the cash value equal to its payments and is beneficiary for that amount. The employee names his own beneficiary and collaterally assigns the policy to the Company to the extent of the Company's payments. Cash value and dividends accumulate tax-free and all amounts in excess of the Company's payments belong to the employee. On the death of the employee, any amounts due to the Company are paid with the balance of the proceeds distributed as directed by the employee.

  Executive Bonus and Incentive Plans

   The Company maintains various annual bonus plans for certain of its executives, designed to reward performance. The Company's annual payment of bonuses is based upon the attainment of pre-determined annual operating and financial performance objectives. In addition, the Company periodically offers a long-term incentive bonus plan. Payment of long-term incentive bonuses is based on the attainment of pre-determined operating and financial performance objectives that span more than one year. Expense related to the above bonus plans was approximately $1.7 million in fiscal 2001.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

a.  Security Ownership of Certain Beneficial Owners

   Spiegel Holdings, Inc. (SHI) holds 100% of the Company's Class B voting common stock. The following table sets forth certain information with respect to the number of shares of Class B voting common stock owned by SHI, which is the only stockholder beneficially owning more than 5% of the Class B voting common stock. SHI is a holding company whose principal asset is stock of the Company. The total number of holders of the Company's Class B voting common stock as of December 5, 2002, was one.

                                                                Percentage of
                                                                 outstanding
                                           Number of   Title of Class B voting
  Name and Address                         shares (1)   class    common stock
  ----------------                         ----------- -------- --------------
  Spiegel Holdings, Inc. (2).............. 117,009,869 Class B      100.0%
    The Corporation Trust Center                       voting
    1209 Orange Street                                 common
    Wilmington, DE 19801                                stock

--------
(1) The shares are owned of record and beneficially, with sole investment and voting power. However, see note (2) below.

(2) In excess of 50% of the common stock of SHI is beneficially owned by Dr. Michael Otto, who controls the manner in which SHI votes its Class B voting common stock of the Company in all matters, including the election of directors. Dr. Otto is a director of the Company. No officers or other directors of the Company are Class B stockholders of record or beneficial stockholders thereof.

b.  Security Ownership of Management

   As of December 5, 2002, certain members of the Company's Board of Directors, and the directors and officers of the Company as a group, owned shares of the Company's Class A non-voting common stock as indicated in the following table:

                                                        Amount and
                                                         Nature of
Title of                                                Beneficial     Acquirable   Percent
 Class   Name of Beneficial Owner                      Ownership (1) Within 60 Days of Class
 -----   ------------------------                      ------------- -------------- --------
                                                            (I)           (II)       (III)

Class A  James R. Cannataro...........................     28,200        25,200         *
Class A  George D. Ittner.............................     74,400        72,000         *
Class A  David Kardesh................................      4,500         4,500         *
Class A  Richard M. Lauer.............................      4,500         4,500         *
Class A  Melissa J. Payner............................     18,800        18,800         *
Class A  Dr. Peter Muller.............................     10,000            --         *
Class A  Gert Rietz...................................     29,500            --         *
Class A  John R. Steele...............................      6,050         5,800         *
Class A  All directors and officers as a group (25
           persons)...................................    204,270       152,600       1.4%

--------
(1) As shown in Column II, in the case of Company officers, portions of the shares indicated as beneficially owned are actually shares attributable to unexercised and unexpired options for Class A non-voting common stock granted by the Company to such officers, which are exercisable as of, or first become exercisable within 60 days after, December 5, 2002.

*Less than 1%.

ITEM 13.  Certain transactions ($000s omitted)

   Otto Versand (GmbH & Co) ("Otto Versand"), a privately-held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transfered its interest in the Company to its partners and designees. Otto Versand and the Company have entered into certain agreements seeking to benefit both parties by providing for the sharing of expertise. In October 2002, the German partnership changed its name from Otto Versand (GmbH & Co) to Otto (GmbH & Co KG), hereinafter referred to as "Otto Versand (GmbH & Co)" or "Otto Versand". The following is a summary of such agreements and certain other transactions:

   The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand Poland, Brazil and Turkey. Otto Versand International (GmbH) is a wholly owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $6,989, $6,786 and $4,994 in fiscal 2001, 2000 and 1999, respectively. The arrangements are indefinite in term but may generally be canceled by either party upon one year written notice.

   In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong (OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment.

   In September 2001, the Company entered into a revolving credit agreement with Otto Versand. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At December 29, 2001, borrowings under this agreement totaled $50,000. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand (GmbH & Co) was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG. These term loans had a maturity date of December 31, 2002 and bear interest at a rate of 4% per annum. As of January 2003, the $100,000 term loans are still outstanding and the Company borrowed an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co), which bears interest at a rate of LIBOR plus a margin.

   The Company has an agreement with Together, Ltd., a United Kingdom company, which gives the Company the exclusive right to market "Together!" merchandise through the direct sales channels and retail stores. Otto Versand owns Together, Ltd. Commission expenses were $2,201, $3,161 and $2,949 in fiscal 2001, 2000 and 1999, respectively. These expenses include certain production services, the cost of which would normally be borne by the Company, including design of the product, color separation, catalog copy and layout, identification of suggested manufacturing sources and test marketing information.

   In 1993, the Company formed a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto Versand and Sumitomo Corporation) and entered into license agreements to sell Eddie Bauer products through retail stores and direct sales channels in Japan. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were 38 stores open in Japan as of December 29, 2001. As of December 29, 2001, Eddie Bauer has contributed $9,290 to the project and in 1994, received a $2,500 licensing fee for the use of its name. Eddie Bauer received $2,416, $3,790 and $5,007 in royalty income on retail and direct sales during fiscal 2001, 2000 and 1999, respectively, which is included in other revenue in the Consolidated Statements of Operations. Eddie Bauer recorded a loss of $497 and $706 in fiscal 2001 and 2000, respectively, and income of $553 in 1999 for its equity share of the joint venture, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   During 1995, Eddie Bauer formed a joint venture with Heinrich Heine GmbH and Sport-Scheck GmbH (both subsidiaries of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and direct sales channels in Germany. The Company believes that the terms of the arrangement are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. There were nine stores open in Germany as of December 29, 2001. As of December 29, 2001, Eddie Bauer has contributed $13,123 to the project and received $1,000 in licensing fees in 1995 for the use of its name. Eddie Bauer received $1,249, $1,249 and $1,449 in royalty income on retail and direct sales during fiscal 2001, 2000 and 1999, respectively, which is included in other revenue in the Consolidated Statements of Operations. Eddie Bauer recorded approximately $1,211, $1,641 and $2,559 of losses for its equity share of the joint venture during fiscal 2001, 2000 and 1999, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   During 1996, Eddie Bauer formed a joint venture with Grattan plc (a subsidiary of Otto Versand) and entered into license agreements to sell Eddie Bauer products through retail stores and catalogs in the United Kingdom. The Company believes that the terms of the arrangement were no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. As of December 30, 2000, Eddie Bauer had contributed $4,585 to the project and had received a licensing fee of $667 in 1998 for the use of its name. In addition, Eddie Bauer received $116 and $481 in 2000 and 1999, respectively, in royalty income on retail and catalog sales, which is included in other revenue in the Consolidated Statements of Operations. In October 1999, Eddie Bauer and Grattan plc agreed to terminate the Eddie Bauer UK operation. The closure was completed in the first quarter of 2000. Eddie Bauer recorded losses of approximately $3,166 in 1999 for its equity share of the joint venture, which is included in selling, general and administrative expense in the Consolidated Statements of Operations. Additionally, a $5,000 charge was recorded in 1999 representing the Company's equity share of the costs estimated to discontinue the joint venture, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   In 1993, Eddie Bauer entered into an agreement with Eddie Bauer International, Ltd. (EBI) (a subsidiary of Otto Versand) whereby the latter acts as buying agent in Asia (EBI-Hong Kong) and in 1997 Eddie Bauer entered into an agreement with Eddie Bauer International (Americas), Inc. (EBI-Miami). The buying agents contact suppliers, inspect goods and handle shipping documentation for Eddie Bauer. The Company believes that the terms of the arrangements are no less favorable to Eddie Bauer than would be the case in an arrangement with an unrelated third party. The Company paid $17,981, $19,535 and $20,030 to EBI-Hong Kong for these services in fiscal 2001, 2000 and 1999, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Operations. The Company paid EBI-Miami $4,976, $4,482 and $4,151 for these services in fiscal 2001, 2000 and 1999, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

   The Company is included in the consolidated federal income tax return of SHI. Pursuant to a tax reimbursement agreement with SHI, the Company records provisions for income tax expense as if it were a separate taxpayer.

                                    PART IV

ITEM 14.  Exhibits, financial statement schedule, and reports of Form 8-K

                                                                                                       Page
                                                                                                       -----
A.  1. Financial Statements
       Consolidated Balance Sheets....................................................................    29
       Consolidated Statements of Operations..........................................................    30
       Consolidated Statements of Cash Flows..........................................................    31
       Consolidated Statements of Stockholders' Equity................................................    32
       Notes to Consolidated Financial Statements..................................................... 33-58
       Report of Independent Auditors.................................................................    60
       Selected Quarterly Financial Data..............................................................    61

    2. Financial Statements Schedule
       Independent Auditors' Report on Schedule.......................................................    80
       Schedule II--Valuation and Qualifying Accounts.................................................    81

       Schedules not listed above are omitted because of absence of conditions under which they are required or because the required information is included in the financial statements submitted.

   3.  Exhibits

Exhibit
Number                                        Description of Exhibit**
------                                        ------------------------

   3.1  Restated Certificate of Incorporation of the Registrant (1)

   3.2  By-Laws of the Spiegel, Inc. (1)

     4  Revised Specimen Class A Non-Voting Common Stock Certificate (2)

  10.1  Spiegel, Inc., Semi-Monthly Salaried Employees Incentive Stock Option Plan
          (File No. 33-69937) (3)*

  10.2  Spiegel, Inc., Supplemental Retirement Benefit Plan (4)*

  10.3  Spiegel, Inc. Executive Deferred Compensation Plan.*

  10.4  Employment Agreement, dated as of July 1, 2001, by and between Spiegel, Inc. and Martin Zaepfel.*

  10.5  Employment Agreement, dated as of July 1, 2001, by and between Spiegel, Inc. and
          James R. Cannataro.*

  10.6  Employment Agreement, dated as of December 15, 2000, by and between Spiegel Catalog, Inc. and
          Melissa Payner-Gregor.*

  10.7  Employment Agreement, dated as of September 1, 2000, by and between Newport News, Inc. and
          George D. Ittner.*

  10.8  Separation Agreement, dated as of December 30, 2000, by and between Spiegel, Inc. and
          Michael R. Moran.*

  10.9  Separation Agreement, dated as of December 30, 2000, by and between Spiegel, Inc. and
          James W. Sievers.*

 10.10  Employment Agreement, dated as of January 15, 1998, by and between Eddie Bauer, Inc. and
          Richard T. Fersch.*

 10.11  Separation Agreement, dated as of January 2, 2002, by and between Eddie Bauer, Inc. and
          Richard T. Fersch.*

 10.12  Description of Spiegel Group Incentive and Bonus Plans.*

 10.13  Form of Spiegel, Inc. Class A Non-Voting Common Stock Option Agreement.*

 10.14  Form of Spiegel, Inc. Class A Non-Voting Common Stock Option Agreement, dated as of June 30,
          2001, by and between Spiegel, Inc. and James W. Sievers.*

 10.15  Form of Spiegel, Inc. Class A Non-Voting Common Stock Option Agreement, dated as of June 30,
          2001, by and between Spiegel, Inc. and Michael R. Moran.*

 10.16  364-Day Revolving Credit Agreement dated as of June 30, 2000, as amended by the First
          Amendment to the 364-Day Revolving Credit Agreement dated as of June 26, 2001 between
          Spiegel, Inc. and various lending institutions as the Lenders, Deutsche Bank Securities Inc. and
          J.P. Morgan Securities as the Joint Lead Arrangers and Book Runners, J.P. Morgan Securities Inc.
          as the Syndication Agent and Deutsche Bank AG New York Branch as the Administrative Agent.

 10.17  Second Amended and Restated Revolving Credit Agreement dated as of June 30, 2000, as amended by First Amendment to Second Amended and Restated Credit Agreement dated as of June 26,
          2001 between Spiegel, Inc. and various financial institutions as the Lenders, Deutsche Bank
          Securities Inc. and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Book Runners, J.P.
          Morgan Securities Inc. as the Syndication Agent and Deutsche Bank AG New York Branch as the
          Administrative Agent.

Exhibit
Number                                       Description of Exhibit**
------                                       ------------------------

 10.18  Waiver to Second Amended and Restated Revolving Credit Agreement dated as of June 30, 2000, as amended (the "Second Amended Credit Agreement") and the 364-Day Revolving Credit
          Agreement dated as of June 30, 2000, as amended (the "364-Day Credit Agreement").

 10.19  Letter of Credit Facility Agreement dated as of September 27, 1996 among Spiegel, Inc. and various financial institutions and the Bank of America National Trust and Savings Association as Agent

 10.20  First Amendment to Letter of Credit Facility Agreement dated as of March 7, 1997 between Spiegel,
          Inc. and various financial institutions and Bank of America National Trust and Savings
          Association as Agent.

 10.21  Second Amendment to Letter of Credit Facility Agreement dated as of September 5, 1997 among
          Spiegel, Inc. and various financial institutions and Bank of America National Trust and Savings
          Association as Agent.

 10.22  Third Amendment to Letter of Credit Facility Agreement dated as of September 25, 1998 among
          Spiegel, Inc. and various financial institutions and Bank of America National Trust and Savings
          Association as Agent.

 10.23  Fourth Amendment to Letter of Credit Facility Agreement dated as of September 24, 1999 among
          Spiegel, Inc. and various financial institutions and Bank of America National Trust and Savings
          Association as Agent.

 10.24  Fifth Amendment to Letter of Credit Facility Agreement dated as of September 22, 2000 among
          Spiegel, Inc. and various financial institutions and Bank of America, National Association
          (formerly known as Bank of America National Trust and Savings Association) as Agent.

 10.25  Sixth Amendment to Letter of Credit Facility Agreement dated as of June 25, 2001 among Spiegel,
          Inc. and various financial institutions and Bank of America, National Association (formerly known as Bank of America National Trust and Savings Association) as Agent.

 10.26  Waiver Agreement dated November 9, 2001 to Letter of Credit Facility Agreement dated as of
          September 27, 1996, as amended, among Spiegel, Inc. and Bank of America, National Association
          (formerly known as Bank of America National Trust and Savings Association) as Agent.

 10.27  Second Amended and Restated Line of Credit Agreement dated as of September 17, 2001, between
          Spiegel, Inc. as borrower and Otto Versand (GmbH & Co) as lender.

 10.28  Letter dated November 9, 2001 regarding Otto Versand (GmbH & Co) commitment to Spiegel, Inc.

 10.29  Note dated as of February 28, 2002, between Spiegel, Inc. and Otto-Spiegel Finance G.m.b.H & Co.
          KG.

 10.30  Note dated as of February 28, 2002, between Spiegel, Inc. and Otto-Spiegel Finance G.m.b.H & Co.
          KG.

 10.31  Letter of Direction dated February 28, 2002 between Spiegel, Inc. and Otto-Spiegel Finance
          G.m.b.H & Co. KG.

 10.32  Receivables Purchase Agreement, dated as of October 17, 2001, by and between Spiegel Credit
          Corporation III, as Buyer, and First Consumers National Bank and Spiegel Acceptance
          Corporation, RPA Sellers.

 10.33  Transfer and Servicing Agreement, dated as of December 1, 2000, by and between Spiegel Credit
          Corporation III, as Seller, First Consumers National Bank, as Servicer, and Spiegel Credit Card
          Master Note Trust, as Issuer. (5)

 10.34  Master Indenture, dated as of December 1, 2000, by and between Spiegel Credit Card Master Note
          Trust, as Issuer, and The Bank of New York, as Indenture Trustee, dated as of December 1,
          2000. (5)

Exhibit
Number                                      Description of Exhibit**
------                                      ------------------------

 10.35  Series 2000-A Indenture Supplement, dated as of December 1, 2000, by and between Spiegel Credit
          Card Master Note Trust, as Issuer, and The Bank of New York, as Indenture Trustee. (5)

 10.36  Series 2001-A Indenture Supplement, dated as of July 19, 2001, by and between Spiegel Credit Card
          Master Note Trust, as Issuer, and The Bank of New York, as Indenture Trustee.

 10.37  Series 2001-VFN Indenture Supplement, dated as of October 17, 2001, by and between Spiegel
          Credit Card Master Note Trust, as Issuer, and The Bank of New York, as Indenture Trustee.

 10.38  Receivables Purchase Agreement, dated as of December 31, 2001, by and between First Consumers
          Credit Corporation, as Buyer, and First Consumers National Bank, as RPA Seller.

 10.39  Pooling and Servicing Agreement, dated as of September 30, 1992, amended and restated
          February 1, 1999, and amended and restated a second time as of December 31, 2001, by and between First Consumers Credit Corporation, as Seller, First Consumers National Bank, as
          Servicer, and The Bank of New York, as Successor Trustee on behalf of the Certificateholders of
          First Consumers Master Note Trust.

 10.40  Transfer and Servicing Agreement, dated as of March 1, 2001, amended and restated as of
          December 31, 2001, by and between First Consumers Credit Corporation, as Seller, First
          Consumers National Bank, as Servicer, and First Consumers Credit Card Master Note Trust, as
          Issuer.

 10.41  Collateral Series Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 1, 2001, by and between First Consumers National Bank, as Seller and Servicer, and The
          Bank of New York, as Trustee on behalf of the Collateral Certificateholder.

 10.42  Series 1999-A Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of
          February 1, 1999, by and between First Consumers National Bank, as Seller and Servicer, and
          Harris Trust and Savings Bank, as Trustee on behalf of the Series 1999-A Certificateholders.

 10.43  Master Indenture, dated as of March 1, 2001, amended and restated as of December 31, 2001, by and between First Consumers Credit Card Master Note Trust, as Issuer, and The Bank of New York, as
          Indenture Trustee.

 10.44  Series 2001-A Indenture Supplement, dated as of March 1, 2001, by and between First Consumers
          Credit Card Master Note Trust, as Issuer, and The Bank of New York, as Indenture Trustee.

 10.45  Series 2001-VFN Indenture Supplement, dated as of October 17, 2001, by and between First
          Consumers Credit Card Master Note Trust, as Issuer, and The Bank of New York, as Indenture
          Trustee.

 10.46  Consent Order dated as of May 15, 2002, between First Consumers National Bank and the Office of the Comptroller of the Currency.

 10.47  Omnibus Amendment to Series 2000-A Indenture Supplement and Series 2001-A Indenture
          Supplement dates as of October 31, 2002 by and between Spiegel Credit Card Master Note Trust, as Issuer and The Bank of New York as Indenture Trustee.

 10.48  Second Amendment to Transfer and Servicing Agreement dated as of October 31, 2002 by and among Spiegel Credit Corporation III, as Seller, First Consumers National Bank as Servicer and
          Spiegel Credit Card Master Note Trust, as Issuer.

    21  List of subsidiaries of the Registrant

    23  Consent of KPMG LLP

    24  Powers of Attorney (4)

 99.1   Certifications

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

** The Company is also party to several term loan agreements, pursuant to which the Company has issued long-term indebtedness. The indebtedness outstanding under each such agreement does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. A copy of such agreements will be furnished to the Securities and Exchange Commission upon request.

(1) Filed as an Exhibit to or part of the Company's Registration Statement on Form S-3 (File No. 33-50739) and hereby incorporated by reference herein.

(2) Filed as an Exhibit to the Company's 1988 Annual Report on Form 10-K.

(3) Filed as an Exhibit to or part of the Company's Registration Statements on Form S-8 (File No. 33-69937, 33-19663, 33-32385, 33-38478, 33-44780,
    33-56200 and 33-51755) and hereby incorporated by reference herein.

(4) Filed as an Exhibit to or part of the Company's Registration Statement on Form S-1 (File No. 33-15936) and hereby incorporated by reference herein.

(5) Filed as an Exhibit to or part of Spiegel Credit Corporation III Registration Statement on Form S-3, as amended from time to time (File No. 333-39062) and incorporated by reference herein.

B.   Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2001.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
Spiegel, Inc.:

   Under date of February 14, 2002, except for Note 2, Note 3, Note 4, Note 5,
Note 9, Note 11, Note 12 and Note 14, which are as of January 31, 2003, we reported on the consolidated balance sheets of Spiegel, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 29, 2001, which are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The audit report on the consolidated financial statements of Spiegel, Inc. and subsidiaries referred to above contains an explanatory paragraph that the Company was not in compliance with certain restrictive covenants in its debt agreements, and accordingly, substantially all of the Company's debt is currently due and payable. In addition, the Company was not in compliance with certain provisions of agreements with the insurer of its asset-backed securitization transactions, and has been unable to negotiate amended agreements with its lenders. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 to the consolidated financial statements. The consolidated financial statements and the accompanying financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

   As discussed in Note 6 to the consolidated financial statements, the Company changed its method of recording revenue for discount club memberships in 2000.

                                          /S/  KPMG LLP

Chicago, Illinois
February 14, 2002

                                                                    Schedule II

                        SPIEGEL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                              For the Years Ended
                                ($000s omitted)

                                            December 29, December 30, January 1,
                                                2001         2000        2000
                                            ------------ ------------ ----------
Allowance for doubtful accounts
Balance at beginning of year...............   $  5,074     $ 15,231    $ 5,613
   Charged to earnings.....................     25,421       30,891     17,265
   Reduction for receivables sold..........     (7,730)     (39,274)    (9,205)
   Accounts written off, net of recoveries.    (13,130)      (1,774)     1,558
                                              --------     --------    -------
Balance at end of year.....................   $  9,635     $  5,074    $15,231
                                              ========     ========    =======

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spiegel, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2003.

                                              SPIEGEL, INC.

                                              By:      /S/  MARTIN ZAEPFEL
                                                  -----------------------------
                                                         Martin Zaepfel
                                                  Vice Chairman, President and
                                                              Chief
                                                  Executive Officer (Principal
                                                  Operating Executive Officer)


                                              By:    /S/  JAMES R. CANNATARO
                                                  -----------------------------
                                                       James R. Cannataro
                                                  Executive Vice President and
                                                              Chief
                                                  Financial Officer (Principal
                                                    Accounting and Financial
                                                            Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spiegel, Inc. and in the capacities indicated on February 3, 2003.

          Signature                        Title
          ---------                        -----

  /S/  DR. MICHAEL J. OTTO     Chairman of the Board
-----------------------------
     Dr. Michael J. Otto

     /S/  MARTIN ZAEPFEL       Vice Chairman, President and
-----------------------------    Chief Executive Officer
       Martin Zaepfel            (Principal Operating
                                 Executive Officer) and
                                 Director

   /S/  JAMES R. CANNATARO     Executive Vice President,
-----------------------------    Chief Financial Officer
     James R. Cannataro          (Principal Financial and
                                 Accounting Officer) and
                                 Director

/S/  DR. MICHAEL E. CRUSEMANN  Director
-----------------------------
  Dr. Michael E. Crusemann

   /S/  HORST R. A. HANSEN     Director
-----------------------------
     Horst R. A. Hansen

   /S/  MELISSA J. PAYNER      Director
-----------------------------
      Melissa J. Payner

    /S/  DR. PEER WITTEN       Director
-----------------------------
       Dr. Peer Witten

/S/  DR. WINFRIED ZIMMERMANN   Director
-----------------------------
   Dr. Winfried Zimmermann

                                CERTIFICATIONS

   I, Martin Zaepfel, certify that:

      1. I have reviewed this annual report on Form 10-K of Spiegel, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: February 3, 2003

                                                   /S/  MARTIN ZAEPFEL
                                          --------------------------------------
                                                        Martin Zaepfel
                                                     Chief Executive Officer

                                CERTIFICATIONS

   I, James R. Cannataro, certify that:

      1. I have reviewed this annual report on Form 10-K of Spiegel, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: February 3, 2003

                                                 /S/  JAMES R. CANNATARO
                                          --------------------------------------
                                                      James R. Cannataro
                                                     Chief Financial Officer