Form 10-Q
period 2002-03-30
SPIEGEL INC
filed 2003-02-26
CIK 276641

                                                                  Conformed Copy
                                                                  --------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the quarter ended March 30, 2002
                                                                or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the transition period from .............  to ...............

                         Commission file number 0-16126

                                  SPIEGEL, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                       36-2593917
                 --------                                       ----------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                       Identification No.)

 3500 Lacey Road, Downers Grove, Illinois                       60515-5432
 ----------------------------------------                       ----------
 (Address of principal executive offices)                       (Zip Code)

                                  630-986-8800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 2003 are as follows:

Class A non-voting common stock, $1.00 par value
  14,945,144 shares


Class B voting common stock, $1.00 par value
  117,009,869 shares

                         SPIEGEL, INC. AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q
                       Thirteen Weeks Ended March 30, 2002

                                                                                        PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets,
               March 30, 2002, March 31, 2001 and December 29, 2001                       4

     Consolidated Statements of Operations
               Thirteen Weeks Ended March 30, 2002 and March 31, 2001                     5

     Consolidated Statements of Cash Flows,
               Thirteen Weeks Ended March 30, 2002 and March 31, 2001                     6

     Notes to Consolidated Financial Statements                                         7-16


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     17-27


Item 3 - Quantitative and Qualitative Disclosures About Market Risk                      27


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                               28

Item 6 - Exhibits and Reports on Form 8-K                                                28

Signatures                                                                               29

Certifications                                                                           30

                                EXPLANATORY NOTE

         As reported in the Company's Form 8-K filed on February 5, 2003, the Company's vice president and chief financial officer, James R. Cannataro, recently resigned from his position. The Company is actively negotiating with, and expects to announce shortly the appointment of, a new chief financial officer. The Company's new chief financial officer, once appointed, will need to perform the review necessary in order to give the certifications required by the Sarbanes-Oxley Act of 2002.

         Consequently, this Form 10-Q for the quarter ended March 30, 2002 is filed by the Company without the CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, KPMG LLP is unable to complete its review, under Statement on Auditing Standards No. 71, of the interim financial statements.

         As soon as it is available, the Company will file an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 which is expected to include: (1) the certifications required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002 of a chief financial officer and (2) an indication of whether KPMG LLP has completed its review in accordance with Statement on Auditing Standards No. 71.

                         Spiegel, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               ($000s omitted, except share and per share amounts)

                                                               (unaudited)       (unaudited)
                                                            ----------------   ---------------   ---------------
                                                                  March 30,         March 31,      December 29,
                                                                       2002              2001              2001
                                                            ----------------   ---------------   ---------------
ASSETS

Current assets:
  Cash and cash equivalents                               $          49,524  $         15,486  $         29,528
  Receivables, net                                                  645,435           748,680           638,206
  Inventories                                                       476,329           581,435           476,903
  Prepaid expenses                                                   86,485            97,047            88,434
  Refundable income taxes                                             4,581                 -             5,798
  Deferred income taxes                                                   -            36,954                 -
  Assets of discontinued operations                                 394,003           492,545           365,767
                                                            ----------------   ---------------   ---------------

      Total current assets                                        1,656,357         1,972,147         1,604,636
                                                            ----------------   ---------------   ---------------

Property and equipment, net                                         341,389           336,713           351,543
Intangible assets, net                                              135,357           140,615           135,357
Other assets                                                        221,654           110,297           163,812
                                                            ----------------   ---------------   ---------------

      Total assets                                        $       2,354,757  $      2,559,772  $      2,255,348
                                                            ================   ===============   ===============

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                       $       1,140,857  $        102,714  $      1,001,857
  Related party debt                                                160,000                 -            50,000
  Accounts payable and accrued liabilities                          386,335           416,011           476,249
  Liabilities of discontinued operations                            495,923           216,916           512,639
  Income taxes payable                                                    -               787                 -
                                                            ----------------   ---------------   ---------------

      Total current liabilities                                   2,183,115           736,428         2,040,745
                                                            ----------------   ---------------   ---------------

Long-term debt, excluding current portion                                 -           929,143                 -

Deferred income taxes                                                     -            87,307                 -
                                                            ----------------   ---------------   ---------------

      Total liabilities                                           2,183,115         1,752,878         2,040,745
                                                            ----------------   ---------------   ---------------

Stockholders' equity:
  Class A non-voting common stock, $1.00 par value;
      authorized 16,000,000 shares; 14,945,144,
      14,864,744, and 14,945,144 shares issued and
      outstanding at March 30, 2002, March 31, 2001
      and December 29, 2001, respectively                            14,945            14,865            14,945
  Class B voting common stock, $1.00 par value;
      authorized 121,500,000 shares;
      117,009,869 shares issued and outstanding                     117,010           117,010           117,010
  Additional paid-in capital                                        329,489           329,060           329,489
  Accumulated other comprehensive loss                               (9,784)           (8,425)          (10,162)
  Retained earnings (accumulated deficit)                          (280,018)          354,384          (236,679)
                                                            ----------------   ---------------   ---------------
       Total stockholders' equity                                   171,642           806,894           214,603
                                                            ----------------   ---------------   ---------------

       Total liabilities and stockholders' equity         $       2,354,757  $      2,559,772  $      2,255,348
                                                            ================   ===============   ===============

See accompanying notes to consolidated financial statements.

                         Spiegel, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               ($000s omitted, except share and per share amounts)
                                   (unaudited)


                                                                                             Thirteen Weeks Ended
                                                                                   ------------------------------------------
                                                                                           March 30,               March 31,
                                                                                                2002                    2001
                                                                                   ------------------      ------------------
Net sales and other revenues:
  Net sales                                                                    $             536,966    $            611,679
  Finance revenue                                                                             12,911                  26,450
  Other revenue                                                                               67,152                  68,182
                                                                                   ------------------      ------------------
                                                                                             617,029                 706,311

Cost of sales and operating expenses:
  Cost of sales, including buying and
    occupancy expenses                                                                       343,057                 397,674
  Selling, general and administrative
    expenses                                                                                 303,432                 331,270
                                                                                   ------------------      ------------------
                                                                                             646,489                 728,944


Operating loss                                                                               (29,460)                (22,633)

Interest expense                                                                              13,911                  14,481
                                                                                   ------------------      ------------------

Loss from continuing operations before income taxes
  and minority interest                                                                      (43,371)                (37,114)
                                                                                   ------------------      ------------------

Income tax benefit                                                                                 -                 (14,177)
                                                                                   ------------------      ------------------

Minority interest in loss of consolidated subsidiary                                              32                     174
                                                                                   ------------------      ------------------


Loss from continuing operations                                                              (43,339)                (22,763)
                                                                                   ------------------      ------------------


Earnings from discontinued operations (net of tax expense of $6,887)                               -                  10,521

                                                                                   ------------------      ------------------
Net loss                                                                       $             (43,339)   $            (12,242)
                                                                                   ==================      ==================

Earnings (loss) per common share:

Net earnings (loss) per common share from:
Continuing operations:
     Basic and diluted                                                         $               (0.33)   $              (0.17)

Discontinued operations:
     Basic and diluted                                                                             -                    0.08

Net loss per common share:
                                                                                   ------------------      ------------------
     Basic and diluted                                                         $               (0.33)   $              (0.09)
                                                                                   ==================      ==================

Weighted average number of common
    shares outstanding:
     Basic                                                                               131,955,013             131,867,366
                                                                                   ==================      ==================
     Diluted                                                                             131,955,013             131,867,366
                                                                                   ==================      ==================

See accompanying notes to consolidated financial statements.

                         Spiegel, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 ($000s omitted)
                                   (unaudited)

                                                                                       Thirteen Weeks Ended
                                                                           ---------------------------------------------
                                                                                    March 30,                 March 31,
                                                                                         2002                      2001
                                                                           -------------------       -------------------
Cash flows from operating activities:
Loss from continuing operations                                          $            (43,339)     $            (22,763)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                                    17,041                    15,595
      Net pretax (gains) losses on sale of receivables                                  4,969                    (5,612)
      Minority interest in loss of consolidated subsidiary                                (32)                     (174)
      Change in assets and liabilities:
           Increase in receivables, net                                               (12,216)                   (6,606)
           (Increase) decrease in inventories                                             529                   (19,264)
           Decrease in prepaid expenses                                                 1,944                     2,641
           Decrease in accounts payable and other accrued liabilities                 (89,549)                 (175,377)
           Decrease in refundable and payable income taxes, respectively                1,217                   (25,850)
                                                                           ----------------------    -------------------
Net cash used in operating activities                                                (119,436)                 (237,410)
                                                                           ----------------------    -------------------

Cash flows from investing activities:
Net additions to property and equipment                                                (2,968)                   (7,012)
Net additions to other assets                                                         (61,724)                  (12,948)
                                                                           ----------------------    -------------------

Net cash used in investing activities                                                 (64,692)                  (19,960)
                                                                           ----------------------    -------------------

Cash flows from financing activities:
Issuance of debt                                                                      387,000                   248,000
Payment of debt                                                                      (138,000)                  (10,714)
Payment of dividends                                                                        -                    (5,275)
Contribution from minority interest of
      consolidated subsidiary                                                             117                         -
Exercise of stock options                                                                   -                        56
                                                                           ----------------------    -------------------

Net cash provided by financing activities                                             249,117                   232,067
                                                                           ----------------------    -------------------

Net cash provided by (used in) discontinued operations                                (44,952)                    5,320
                                                                           ----------------------    -------------------

Effect of exchange rate changes on cash                                                   (41)                      353
                                                                           ----------------------    -------------------

Net change in cash and cash equivalents                                                19,996                   (19,630)
Cash and cash equivalents at beginning of period                                       29,528                    35,116
                                                                           ----------------------    -------------------
Cash and cash equivalents at end of period                               $             49,524      $             15,486
                                                                           ======================    ===================

Supplemental cash flow information:
      Cash paid during the period for:
           Interest                                                      $             19,388      $             15,557
                                                                           ======================    ===================
           Income taxes                                                  $                414      $             19,214
                                                                           ======================    ===================

See accompanying notes to consolidated financial statements.

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

The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's private-label preferred credit card portfolio is serviced by First Consumers National Bank ("FCNB"), a wholly owned subsidiary. Costs for servicing the private-label preferred portfolio are charged to the private-label preferred credit card operation by FCNB. Although the Company plans to discontinue the bankcard business, it plans to remain in the private-label credit card business. In the future, the Company plans to issue its private-label credit cards through its merchant operations, rather than FCNB, but also may consider seeking a third-party credit provider. The Company is in the process of establishing an in-house capability to service these receivables or otherwise it will seek to secure a third-party credit provider. There can be no guarantees that upon sale or liquidation of the bankcard segment (as discussed in Note 8) the Company will be able to service the private-label preferred portfolio under a similar cost structure internally or through a third party credit provider.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes consolidated financial statements for the fiscal year ended December 29, 2001. Due to the seasonality of the Company's business, results for interim periods are not necessarily indicative of the results for the year.

The Company was not in compliance with its financial and certain of its other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable. The Company has been unable to successfully negotiate a new credit facility with its lending institutions, to obtain an amended settlement agreement with MBIA Insurance Corporation ("MBIA"), or to prevent early amortization events, or "Pay Out Events," from occurring under its securitization transactions. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. (See Note 9.)

(2) Reclassifications
Certain prior period amounts have been reclassified from amounts previously reported to conform with the fiscal 2002 presentation. See Note 8.

(3) Intangible Assets
Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No 17, "Intangible Assets," establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if impairment indicators arise. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's intangible assets represent principally goodwill and trademarks from businesses acquired. Effective at the beginning of fiscal 2002, the Company ceased amortization of goodwill and trademarks. Upon adoption of SFAS No. 142, a transitional goodwill impairment test is required. Effective for fiscal 2002, the Company adopted SFAS No. 142.

The Company completed the transitional goodwill impairment test in the second quarter of fiscal 2002. The fair value of the reporting unit was estimated using both a discounted cash flow model and a market comparable approach (as prescribed in SFAS No. 142), which resulted in no goodwill impairment. If estimates of fair value or their related assumptions change in the future, the Company may be required to write-off the impaired portion of the asset, which could have a material adverse affect on the operating results in the period in which the write off occurs.

The carrying amount for each intangible asset class with an indefinite life is as follows:

                                        March 30,          March 31,        December 29,
                                           2002               2001              2001
                                    ------------------ ----------------- -------------------
Goodwill                              $       76,601     $      79,577     $        76,601
Trademarks                                    58,756            61,038              58,756
                                    ------------------ ----------------- -------------------
                                      $      135,357     $     140,615     $       135,357
                                    ================== ================= ===================

The following table reflects net loss and net loss per share as if goodwill and trademarks were not subject to amortization for the thirteen weeks ended March 30, 2002 and March 31, 2001.

                                                                March 30,          March 31,
                                                                   2002              2001
                                                              ---------------    --------------
Reported net loss                                              $    (43,339)      $   (12,242)


Add back: goodwill amortization (net of tax benefit of $ 4)               -                 2
Add back: trademark amortization (net of tax benefit of $3)
                                                                          -                 2
                                                              ---------------    --------------

Adjusted net loss                                              $    (43,339)      $   (12,238)
                                                              ===============    ==============

Net loss per share (basic and diluted):
Reported net loss                                              $      (0.33)      $     (0.09)
Goodwill amortization                                                     -                 -
Trademark amortization                                                    -                 -
                                                              ---------------    --------------
Adjusted net loss per share                                    $      (0.33)      $     (0.09)
                                                              ===============    ==============

(4) Derivatives and Hedging Activities
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivative financial instruments, such as interest rate swap agreements and foreign currency forward contracts, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive loss
(OCL) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS No. 133 on December 31, 2000, resulted in a cumulative increase to OCL of $1,566 (net of income tax benefit of $919). The increase to OCL was attributable to losses of $1,768 (net of income tax benefit of $1,037) on interest rate swap agreements offset slightly by a $202 gain (net of taxes of $118) on foreign currency forward contracts. See Note 5.

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

Interest rate risk management:
The Company uses a mix of fixed- and variable-rate debt to finance its operations. Variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of these interest payments, the Company will enter into receive-variable, pay-fixed interest rate swaps. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby creating fixed-rate debt. The variable-rate of interest received is based on the same terms, including interest rates, notional amounts and payment schedules, as the hedged interest payments on the variable-rate debt. These interest rate swaps were determined to be effective; therefore, changes in fair value are reflected in OCL and not recognized in earnings until the related interest payments are made.

As of March 30, 2002, the Company is party to interest rate swap agreements, which are designated as cash flow hedges under SFAS No. 133 and are accounted for by recording the net interest paid as interest expense on a current basis. As of March 30, 2002 and March 31, 2001, the cumulative loss in OCL related to interest rate swap agreements was $2,737 (net of tax benefit of $1,610) and $2,318 (net of tax benefit of $1,362), respectively, which are reflected at fair value of $4,347 and $3,680 in accrued liabilities, respectively. See Note 5. The Company estimates that $1,989 will be reclassified into earnings during the twelve months ended March 29, 2003.

At March 30, 2002, the Company had an interest rate swap agreement to hedge the underlying interest risks on a term loan agreement with Berliner Bank with effective and termination dates from March 1996 to December 2004. The notional amount of the interest swap agreement as of March 30, 2002 and March 31, 2001 was $30,000. The fair value of the swap agreement at March 30, 2002 and March 31, 2001 was $(2,369) and $(2,289), respectively and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions.

At March 30, 2002, the Company also had an interest rate swap agreement with Bank of America to hedge the underlying interest risks on a portion of the outstanding balance of the revolving credit agreement with an effective and termination date of July 2003. The notional amount of the interest rate swap agreement as of March 30, 2002 and March 31, 2001 was $35,000 and $22,857, respectively. The fair value of this swap agreement at March 30, 2002 and March 31, 2001 was $(1,977) and $(1,391), respectively and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions.

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

At March 31, 2001, the fair value of the Company's foreign currency forward contracts recorded in other assets was $181. Unrealized gains on derivative financial instruments of $74 (net of taxes of $44) were reflected in OCL. Gains or losses on foreign currency forward contracts are reclassified into earnings from OCL at the time the revenue or expense is recognized. During the thirteen weeks ended March 31, 2001, derivative gains of $40 (net of taxes of $23) were reclassified to earnings as the revenue related to the hedged forecasted transaction was recognized. There were no unrealized gains or losses related to foreign currency forward contracts included in OCL as of March 30, 2002.

The Company monitors its foreign currency exposures on a continual basis to maximize the overall effectiveness of its foreign currency hedge positions.

(5) Comprehensive Loss and Accumulated Other Comprehensive Loss
The components of comprehensive loss are as follows:

                                                   Thirteen Weeks Ended
                                                March 30,        March 31,
                                                   2002            2001
                                             ---------------------------------
Net loss                                      $      (43,339)  $     (12,242)
Cumulative effect of a change in
  accounting for derivative financial
   instruments (net of tax benefit of $919)                -          (1,566)
Unrealized gain (loss) on derivatives
  (net of tax expense of $282 and tax
  benefit of $399, respectively)                         484            (678)
Foreign currency translation adjustment                 (106)           (882)
                                             ---------------------------------
Comprehensive loss                            $      (42,961)  $     (15,368)
                                             =================================

The components of accumulated other comprehensive loss are as follows:

                                                 March 30,        March 31,         December 29,
                                                    2002             2001               2001
                                             ---------------- ----------------- -------------------
Accumulated loss on derivative
  financial instruments (net of tax benefit
  of $1,610, $1,318 and $1,892, respectively)  $     (2,737)    $      (2,244)    $        (3,221)
Foreign currency translation adjustment              (7,047)           (6,181)             (6,941)
                                             ---------------- ----------------- -------------------
                                               $     (9,784)    $      (8,425)    $       (10,162)
                                             ================ ================= ===================

(6) Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

                                          March 30,       March 31,        December 29,
                                             2002            2001              2001
                                      ---------------- ---------------- ------------------
Trade payables                         $      131,329   $      163,904   $        178,496
Gift certificates and other
  customer credits                             55,281           47,962             60,085
Salaries, wages and employee
  benefits                                     47,077           45,577             55,475
General taxes                                  67,534           58,238             78,704
Allowance for future returns                   19,598           24,157             30,491
Other liabilities                              65,516           76,173             72,998
                                      ---------------- ---------------- ------------------
Total accounts payable and
  accrued liabilities                  $      386,335   $      416,011   $        476,249
                                      ================ ================ ==================

(7) Debt, Commitments and Contingencies
Total debt consists of the following:

                                                             March 30,      March 31,      December 29,
                                                                2002           2001            2001
                                                          --------------- -------------- ----------------
Revolving credit agreement                                 $     700,000   $    534,000   $      561,000
Otto Versand (GmbH & Co)* senior unsecured loan                   60,000              -                -
Otto Versand (GmbH & Co)* revolving credit agreement                   -              -           50,000
Term loan agreements, 6.34% to 8.66%
  due October 16, 2002 through July 31, 2007                     392,857        437,857          392,857
Otto-Spiegel Finance G.m.b.H. & Co. KG
  term loan agreement, 4% due December 31, 2002                  100,000              -                -
Secured notes, 7.25% to 7.35% due
  November 15, 2002 through November 15, 2005                     48,000         60,000           48,000
                                                          --------------- -------------- ----------------

Total debt                                                 $   1,300,857   $  1,031,857   $    1,051,857
                                                          =============== ============== ================

* Otto Versand (GmbH & Co) ("Otto Versand"), a privately held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transferred its interest in the Company to its partners and designees. In October 2002, the German partnership changed its name from Otto Versand (GmbH &
Co) to Otto (GmbH & Co KG), hereinafter referred to as "Otto Versand (GmbH &
Co)" or "Otto Versand".

For the reporting period December 29, 2001 and March 30, 2002, the Company was not in compliance with its financial and certain other covenants in its debt agreements and, accordingly, all of the Company's debt is currently due and payable.

The Company has a $750,000 revolving credit agreement with a group of banks. The commitment is comprised of two components, including a $600,000 long-term agreement maturing in July 2003 and a $150,000 364-day agreement that matured in June 2002. Borrowings under the Company's $600,000 long-term revolving credit agreement were $600,000 at March 30, 2002. Borrowings under the $150,000 364-day agreement were $100,000 at March 30, 2002. The revolving credit agreement provides for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, the borrowing capacity under the revolving credit facility was capped at $700,000, which represented the Company's borrowings outstanding on this date.

The Company's revolving and non-affiliated loan agreements provide for restrictive covenants, including restrictions on the payment of dividends. Financial covenants of these agreements establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). Additionally, these and certain other debt agreements contain cross default provisions. For the reporting period March 30, 2002, the Company was in violation of its financial and certain of its other covenants. Accordingly, the financial statements reflect all of the Company's debt obligations under "current portion of long-term debt." (See Note 9.) The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that either a new credit facility or alternative sources of financing will be available to the Company.

In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand (GmbH & Co) was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG, a related party. These term loans had a maturity date of December 31, 2002, bear interest at a rate of 4% per annum and may be subordinate to the borrowings under any new credit facility. As of March 30, 2002, there was an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co), which bears interest at a rate of LIBOR plus a margin. Interest expense attributable to the borrowings from Otto Versand (GmbH & Co) and Otto-Spiegel Finance G.m.b.H & Co. KG during the thirteen weeks ended March 30, 2002 was $882. As of February 2003, the related party borrowings outstanding consisted of the $100,000 term loans from Otto-Spiegel Finance G.m.b.H. & Co. KG and the $60,000 senior unsecured loan from Otto Versand (GmbH & Co).

The Company maintains a $150,000 letter of credit facility in addition to off-balance sheet stand-by letters of credit, which are used for the purchase of inventories. The total letter of credit facility commitments outstanding at March 30, 2002 and March 31, 2001 were approximately $36,000 and $75,000, respectively. However, the letter of credit facilities provide restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with our lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, no additional letter of credit facilities were available to the Company. In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong (OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months' written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment. Finally, under the provisions of the Vendor Payment Services Agreement, OIHK has a lien over each shipment of goods supplied by vendors on behalf of the Company's merchant operations. The lien shall arise at the time OIHK makes the vendor payments relevant to the shipment in question and shall not be satisfied until receipt by OIHK of the repayment by the Company of the Vendor Payments in question. Such right provides that, upon the receipt of a notice from the Payment Servicer, the Merchant or the vendor would be required to tender any goods, for which the Merchant has not reimbursed OIHK, to OIHK.

Substantially all of the Company's credit card receivables are sold to trusts that, in turn, sell certificates and notes representing undivided interests in the trusts to investors. The receivables are sold without recourse. At present, these trusts have issued six series (each a "Series") of asset backed securities ("ABS"), three of which are backed, on a revolving basis, by private-label receivables and three of which are backed, also on a revolving basis, by bankcard receivables. MBIA Insurance Corporation ("MBIA") insures the investors in two of the private-label Series. Certain minimum performance requirements must be achieved for each of the ABS Series. In the event that the financial performance of the receivables falls below the required minimum threshold, an early amortization event ("Pay out Event") will occur. A "Pay Out Event" would divert monthly excess cash flow remaining after the payment of debt service and other expenses to repay principal to noteholders on an accelerated basis, rather than to pay the cash to the Company upon deposit of new receivables. This excess cash flow would otherwise have been utilized by the Company to fund its existing operations.

The Company forecasts that, for the reporting period ending on February 28, 2003, it will fail to meet these minimum performance requirements on two of the Series that are backed by bankcard receivables and potentially on one of the insured Series backed by private-label receivables. If the two bankcard Series fail to meet these minimum performance requirements, there would be an automatic Pay Out Event applicable to these two Series, as well as to the remaining bankcard Series as a result of cross-default provisions, in early March 2003. In addition, failure to meet the minimum performance requirements by the one insured private-label Series would result in an automatic Pay Out Event applicable to that Series as well as to the uninsured private-label Series in early March 2003, which would entitle MBIA to declare a Pay Out Event on the remaining insured private-label Series.

If these Pay Out Events were to occur, the Company may be required, for at least a period of time, to transfer newly generated receivables from existing customers to the securitization vehicles for the benefit of the investors, without receiving payment in cash for these receivables. The Company would not have sufficient cash or cash flow from operations to make up this shortfall. Accordingly, the Company would need to obtain a new credit facility or some other source of financing. Given the Company's current financial condition, it may be unable to obtain this alternative financing.

On April 4, 2002, MBIA Insurance Corporation ("MBIA") issued a notice asserting the occurrence of one "Pay Out Event" as a result of a dispute regarding the proper calculation of the minimum performance requirements and the existence of circumstances which, if not cured within 45 days following the date of such notice, would result in the occurrence of a second "Pay Out Event," under the two insured Series issued by the Spiegel Credit Card Master Note Trust (the "Trust") and known as Series 2000-A and Series 2001-A. Those Series are supported by private label credit card receivables originated by FCNB and for which MBIA insures the payments to noteholders and The Bank of New York acts as indenture trustee.

The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things, MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation and to obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company; provided that during the first seven months following the date of the agreement, such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven-month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may differ from the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contains other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. The Company is not presently in compliance with the requirements of the MBIA agreement and is currently negotiating an amendment to the MBIA agreement to extend the date of these requirements. There can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include declaring the occurrence of a "Pay Out Event", as described above. See Note 9.

On May 15, 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things, (i) contains restrictions on transactions between the bank and its affiliates and requires the bank to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires the bank to obtain an aggregate of $198,000 in guarantees, which guarantees have been provided through the Company's majority shareholder; (iii) restricts the bank's ability to accept, renew or rollover deposits; (iv) places restrictions on the bank's ability to issue new credit cards and make credit line increases; (v) requires the bank within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires the bank to maintain sufficient assets to meet daily liquidity requirements; (vii) requires the bank to complete a comprehensive risk management assessment; (viii) establishes minimum capital levels for the bank; (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

In October 2002, the Company submitted a revised disposition plan to the OCC. The disposition plan generally provides for the sale or liquidation of the bankcard portfolio by April 30, 2003 and a liquidation of FCNB thereafter. On November 27, 2002, the OCC approved the disposition plan. Under the terms of this plan, if FCNB did not receive an acceptable offer to buy the bankcard portfolio in January 2003, it was required to implement plans to liquidate its bankcard portfolio. FCNB, in addition to its own bankcard operations, issues substantially all of the Company's private-label credit cards and services the related receivables, including securitized receivables.

On February 14, 2003, the Company received a letter from the OCC requiring FCNB to immediately begin the process of liquidating the bankcard portfolio and indicating the steps it must take to do so. The OCC letter requires FCNB to: 1) notify the trustee for each of the Company's bankcard Series that FCNB will either amend the relevant securitization documents to replace FCNB with a successor servicer and administrator or resign as servicer and administrator at the earliest date permissible under the agreements, 2) cease all credit card solicitations for its bankcards, 3) cease accepting new bankcard applications and credit lines and offering credit line increases to any existing bankcard account, 4) notify cardholders that FCNB will no longer honor bankcard charges on or before March 31, 2003, and 5) cease accepting new charges on existing bankcard accounts on or before April 1, 2003.

The Company has complied and continues to comply with the OCC requirements set forth in its letter of February 14, 2003. The Company also continues to have discussions with potential acquirers for the sale of the bankcard business. If the Company is not able to sell the bankcard business before Apri1 1, 2003, a Pay Out Event will occur with respect to each bankcard Series as a result of the OCC's requirements that FCNB cease accepting new charges on existing bankcard accounts.

In the third quarter of fiscal 2002, the Company was informed by one of the rating agencies that it may downgrade the rating of the First Consumers Credit Card Master Note Trust Series 2001-VFN Class A Notes and the Spiegel Credit Card Master Note Trust Series 2001-VFN Class A Notes. Under the provisions of the existing securitization agreements, a rating agency downgrade would result in a "Pay Out Event" of the receivable securitizations. In order to avoid such a "Pay Out Event", the Company agreed to increase its percentage of required collateral accordingly. This had the impact of increasing the receivables retained by the Company. The financing of these additional receivables will be generated from existing cash flows from operations and through the Company's existing credit facilities, if available.

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

The staff of the Securities and Exchange Commission has commenced an informal investigation into the conduct of the Company and its officers and directors, which focuses on the Company's compliance with its disclosure obligations under the federal securities laws. For further information, see Item 1 of Part II of this Report.

The Company is routinely involved in a number of other legal proceedings and claims, which cover a wide range of matters. In the opinion of management, these other legal matters are not expected to have any material adverse effect on the consolidated financial position or results of operations of the Company.

(8) Discontinued Operations
Historically, the operating results of the Company were reported for two segments: merchandising and bankcard. The merchandising segment included an aggregation of the Company's three merchant divisions and the private-label preferred credit operation. The bankcard segment included primarily the bankcard operations of FCNB, the Company's special-purpose bank and Financial Services Acceptance Corporation (FSAC). In the fourth quarter of fiscal 2001, the Company formalized a plan to sell the bankcard segment. The Company continues to have discussions with potential acquirers for the sale of the bankcard business. However, there can be no guarantees that the outcome of these discussions will result in the sale of the bankcard business in the time permitted by the OCC. To the extent that the Company is unable to sell the bankcard segment, this segment will be liquidated as part of the liquidation of FCNB in its entirety, as required under an agreement with the OCC.

The disposition of the bankcard segment was accounted for in fiscal 2001 in accordance with APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, results of this business have been classified as discontinued operations for all periods presented. Interest expense was allocated to discontinued operations based upon debt that could be specifically attributed to the bankcard segment. Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Upon adoption, the Company changed the presentation of net assets of discontinued operations for all periods presented.

As a result of the Company's plan to sell the bankcard segment, the remaining business segment is the merchandising segment, which includes the private-label preferred credit card operations related to the sale of the Company's merchandise. The merchandising segment is reflected in the Company's Consolidated Financial Statements as continuing operations.

Discontinued operations include management's best estimates of the amounts to be realized on the sale of the bankcard segment. In the fourth quarter of fiscal 2001, the Company recorded an estimated loss on disposal of the bankcard segment of $319,297. This charge includes an estimate of severance and fees of $8,000, and estimated losses from the bankcard segment of $40,000 from the measurement date to the disposal date. If the Company were to sell the bankcard business for less than these estimates or were required to liquidate the bankcard portfolio, the Company will likely have to increase its estimated loss on the disposal of the bankcard segment. Losses for the bankcard segment for the 13-week period ending March 30, 2002 totaled $4,104, which were recorded against the Company's loss on disposal accrual.

Assets and liabilities of the discontinued operations are as follows:

                                                      March 30,        March 31,        December 29,
                                                         2002             2001              2001
                                                  ----------------- ---------------- ------------------
Current assets of discontinued operations          $       342,852   $      476,939   $        314,160
Long-term assets                                            51,151           15,606             51,607
                                                  ----------------- ---------------- ------------------
  Assets of discontinued operations                        394,003          492,545            365,767
                                                  ----------------- ---------------- ------------------
Current liabilities (including estimated
  loss on disposal)                                        495,923          184,687            512,639
Long-term liabilities                                            -           32,229                  -
                                                  ----------------- ---------------- ------------------
  Liabilities of discontinued operations                   495,923          216,916            512,639
                                                  ----------------- ---------------- ------------------
Total net assets (liabilities) of
  discontinued operations                          $      (101,920)  $      275,629   $       (146,872)
                                                  ================= ================ ==================

(9) Going Concern
The Company's revolving and non-affiliate loan agreements contain covenants, including restrictions on the payment of dividends and financial covenants that require the Company to maintain minimum levels of tangible net worth and certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). For the reporting periods ended December 29, 2001, and March 30, 2002, the Company was in violation of its financial covenants and certain other covenants contained in the Company's debt agreement and, accordingly, all of the Company's debt is currently due and payable. The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that either a new credit facility or alternative sources of financing will be available to the Company.

In addition, the Company has not complied with the provisions of the MBIA settlement agreement as of February 2003. The Company is working with MBIA to obtain amended settlement agreements. However, there can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include a "Pay Out Event".

Finally, the Company has forecasted that, for the reporting period ending February 28, 2003, it will not meet certain minimum performance requirements on two of its six Series of ABS securities, which relate to bankcard receivables sold, and potentially on one of the insured Series, which relate to private-label receivables sold. If these three Series fail to meet these minimum performance requirements, there would be an automatic Pay Out Event, either directly or as a result of cross-default provisions, on five of the six Series and MBIA would be entitled to declare a Pay Out Event on the sixth Series.

The Company was not in compliance with its financial and certain other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable. The Company has been unable to successfully negotiate a new credit facility with its lending institutions, to obtain an amended settlement agreement with MBIA Insurance Corporation ("MBIA"), or to prevent Pay Out Events from occurring under its securitization transactions. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition, the Company is currently assessing the effect on its financial statements of a Pay Out Event with respect to one or more of its private-label Series. While it is likely that any such payout event would have a material adverse effect on the Company's financial condition and results of operations, the Company is unable, at this time, to quantify the effect on the Company's financial statements.

The Company has taken actions to improve its cash flow through effective working capital management, most notably the management of inventory levels across each business unit. In addition, the Company is developing strategies to enhance its marketing and merchandising initiatives while at the same time lowering its cost structure. Finally, the Company continues to have discussions with its lending institutions and its majority shareholder regarding additional financing. There can be no assurances that any or all of these matters will be resolved satisfactorily, or if resolved satisfactorily, will provide resources sufficient to sustain the Company's operations. As a result, the Company may not have sufficient funds to finance its operations beginning in the near future and thereafter. In light of the Company's existing operating and financing challenges, the Company is exploring a range of strategic options, in conjunction with its ongoing discussions with lenders and other parties, to restructure its debt obligations and securitization arrangements and provide for the Company's continued operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ($000s omitted, except per share amounts)

RESULTS OF OPERATIONS
The Company, like other retailers, experiences seasonal fluctuations in its revenues and net earnings. Historically, a significant amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the first quarter are not necessarily indicative of the results to be expected for the entire year.

The following table sets forth the statement of operations data for the 13 weeks ended March 30, 2002 and March 31, 2001 ("first quarter" or "13-week period"). Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

                                                                         Thirteen Weeks Ended
                                                                       March 30,       March 31,
($000's omitted)                                                         2002            2001
-------------------------------------------------------------------  -------------   -------------
Net sales                                                             $   536,966     $   611,679
Finance revenue                                                            12,911          26,450
Other revenue                                                              67,152          68,182
Cost of sales (including buying and occupancy expenses)                   343,057         397,674
Selling, general and administrative expenses                              303,432         331,270
Operating loss                                                            (29,460)        (22,633)
Interest expense                                                           13,911          14,481
Income tax benefit                                                             --         (14,177)
Minority interest in loss of consolidated subsidiary                           32             174
Loss from continuing operations                                           (43,339)        (22,763)
Earnings from discontinued operations
  (net of tax expense of $6,887)                                               --          10,521
Net loss                                                              $   (43,339)    $   (12,242)
Other information:
-----------------
Gross profit margin (% of total net sales)                                   36.1%           35.0%
SG&A expenses (% of total revenue)                                           49.2%           46.9%

Net sales: Net sales decreased by $74,713 or 12.2% to $536,966 for the 13 weeks ended March 30, 2002 from net sales of $611,679 for the 13 weeks ended March 31, 2001. The decrease in net sales was driven by lower catalog and retail net sales, partially offset by an increase in e-commerce net sales. Weak customer demand for the product offer, as well as, lower catalog circulation and less promotional activity were primary reasons for the sales decrease in the current year. Eddie Bauer's comparable store sales decreased 16% for the 13-week period ended March 30, 2002. Approximately 37% of the Company's net sales for the 13 weeks ended March 30, 2002 were made with the Company's private-label credit cards. If one or more Pay Out Events occur under the Company's private-label securitization arrangements, the Company's net sales may decline substantially if the Company were required to significantly reduce its use of private-label credit cards.

Finance revenue: Finance revenue decreased by $13,539 or 51.2% to $12,911 for the 13 weeks ended March 30, 2002 from $26,450 for the 13 weeks ended March 31, 2001. Net pretax gains (losses) on the securitization of credit card receivables included in finance revenue totaled $(4,969), which represented a decrease in finance revenue of $10,581 versus the comparable period of the prior year period. The decline in net pretax gains resulted primarily from an increase in charge-offs compared to the prior year. In addition, declines in finance revenue were also due to lower cash flows received from the trust resulting from higher actual charge off rates in the current year. If one or more Payout Events occur under the Company's securitization arrangements, the Company's finance revenues would decline sharply.

Other revenue: Other revenue decreased by $1,030 or 1.5% to $67,152 for the 13 weeks ended March 30, 2002 from $68,182 for the 13 weeks ended March 31, 2001. This decrease resulted from lower delivery income at Spiegel and Newport News driven by lower order volume. This was partially offset by increased delivery and royalty income at Eddie Bauer.

Cost of sales: Cost of sales decreased by $54,617 or 13.7% to $343,057 for the 13 weeks ended March 30, 2002, from $397,674 for the 13 weeks ended March 31, 2001. As a percentage of net sales, cost of sales decreased to 63.9% for the 13 weeks ended March 30, 2002 from 65.0% in the comparable period of the prior year. This decrease was primarily due to lower inventory markdowns at Eddie Bauer due to lower inventory levels in 2002 versus the comparable period in the prior year.

Selling, general and administrative expenses ("SG&A"): SG&A expenses decreased $27,838 or 8.4%, to $303,432 for the 13 weeks ended March 30, 2002 from $331,270 for the 13 weeks ended March 31, 2001. As a percentage of total revenue, SG&A expenses increased to 49.2% for the 13 weeks ended March 30, 2002 from 46.9% in the comparable period of the prior year. This increase was partially due to lower advertising productivity, which resulted in higher advertising costs as a percentage of net sales. In addition, higher SG&A expenses as a percentage of net sales at Eddie Bauer occurred due to higher relative fixed store operations expense. Also contributing to the increase in SG&A as a percentage of total revenue was increased operating expenses associated with the private-label preferred portfolio due to an increase in net charge-offs in comparison to the prior year period.

Operating loss: The Company recorded an operating loss of $29,460 for the 13 weeks ended March 30, 2002 compared to an operating loss of $22,633 for the comparable period of the prior year. The increased operating loss in the current year was due to lower net sales at each merchant company, lower finance revenue from the private-label preferred credit card operation and increased operating expenses for the private-label preferred portfolio due to an increase in net charge-offs in comparison to the prior year period.

Interest expense: Interest expense totaled $13,911 and $14,481 for the 13 weeks ended March 30, 2002 and March 31, 2001, respectively. Lower borrowing rates on the Company's debt obligations resulted in lower interest expense despite the increased average debt levels in comparison to the prior year period. Funding requirements, primarily to support the private-label preferred credit card operations, drove average debt to $1,209,040 for the first quarter compared to $956,007 for the prior year period. (See Note 7 to the Consolidated Financial Statements.)

Income tax benefit: The Company has recorded no tax benefits associated with its pretax losses incurred for the 13-week period ending March 30, 2002 due to substantial doubt about the Company's ability to continue as a going concern (see Note 9 to the Consolidated Financial Statements). The Company's consolidated effective tax rate was 38.2% for the 13-week period ended March 31, 2001. The Company assesses its effective tax rate on a continuous basis.

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

Net cash used in operating activities totaled $119,436 for the 13-week period ended March 30, 2002 compared to $237,410 for the 13-week period ended March 31, 2001. Net cash used in operations declined $117,974 compared to the prior year period. The decrease in cash utilized for accounts payable and accrued liabilities reflects lower inventory levels in the current year relative to the prior year period as a result of the Company's commitment to tightly manage inventory in response to the decline in net sales. Inventory levels were 18% lower at March 30, 2002 as compared to March 31, 2001. A decrease in bonus and long-term incentive payments in comparison to the prior year period also contributed to the decline in net cash used in operating activities.

Net cash used in investing activities totaled $64,692 for the 13-week period compared to $19,960 in the same period last year. Expenditures in the current period were comprised primarily of Eddie Bauer retail store expansion and remodeling, the purchase of an administrative building for Newport News and information technology purchases for equipment and development. In addition, the cash reserve requirements for private-label preferred credit card receivable securitizations increased $59,968 due to unfavorable private-label preferred credit card portfolio performance driven by higher charge-offs. The Company maintains cash reserve accounts as necessary, representing reserve funds used as credit enhancement for specific classes of investor certificates. Cash reserve requirements are determined based upon the actual performance of the credit card portfolio. The performance of the credit card portfolio is measured based primarily upon actual finance yield and charge-off rates.

Net cash used in discontinued operations totaled $44,952 compared to net cash provided by discontinued operations of $5,320 in the same period last year. The increase in cash used in discontinued operations in the current year period was due to lower operating results and increases in other assets including credit card accounts receivable.

As of March 30, 2002, total debt was $1,300,857 compared to $1,031,857 as of March 31, 2001. The increase in total debt compared to the prior year period was primarily driven by a decline in operating results and increased funding requirements for the private-label preferred credit card operations primarily to support collateral requirements due to weak portfolio performance. The Company has a $750,000 revolving credit agreement with a group of banks. Borrowings under the agreement are comprised of a $600,000 long-term component maturing July 2003 and a $150,000 364-day component that matured in June 2002. Borrowings under the Company's $600,000 long-term revolving credit agreement were $600,000 at March 30, 2002. Borrowings under the $150,000 364-day agreement were $100,000 at March 30, 2002. However, the revolving credit agreement provides for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, the borrowing capacity under the revolving credit facility was capped at $700,000, which represented the Company's borrowings outstanding on this date.

The Company's revolving and non-affiliate loan agreements provide for restrictive covenants, including restrictions on the payment of dividends. Financial covenants contained in the revolving and term loan agreements establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). Additionally, these and certain other debt agreements contain cross default provisions. For the reporting period March 30, 2002, the Company was in violation of its financial covenants and certain other covenants. Accordingly, the financial statements reflect all of the Company's debt obligations under "current portion of long-term debt". (See Note 9). The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilties. However, there can be no assurances that a new credit facility will be available to the Company.

If the Company is not able to enter into a new credit facility, alternative sources of financing will be required to obtain the necessary liquidity to continue to operate the business. While the Company is presently considering its alternatives, given its current financial condition, it may be unable to obtain this alternative financing. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. See Note 9 to the consolidated financial statements.

Otto Versand (GmbH & Co) ("Otto Versand"), a privately held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transferred its interest in the Company to its partners and designees. In October 2002, the German partnership changed its name from Otto Versand (GmbH & Co) to Otto (GmbH & Co KG), hereinafter referred to as "Otto Versand (GmbH & Co)" or "Otto Versand".

In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At December 29, 2001, borrowings under this agreement totaled $50,000. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand (GmbH & Co) was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG, a related party. These term loans had a maturity date of December 31, 2002, bear interest at a rate of 4% per annum and may be subordinate to borrowings under any new credit facility. As of March 30, 2002, there was an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co), which bears interest at a rate of LIBOR plus a margin. Interest expense attributable to the borrowings from Otto Versand (GmbH & Co) and Otto-Spiegel Finance G.m.b.H & Co. KG during the thirteen weeks ended March 30, 2002 was $882. As of February 2003, the related party borrowings outstanding consisted of the $100,000 term loans from Otto-Spiegel Finance G.m.b.H. & Co. KG and the $60,000 senior unsecured loan from Otto Versand (GmbH & Co).

A principal source of liquidity for the Company has been its ability to securitize substantially all of the credit card receivables that it generates. Many of the customers at the Company's merchant companies have received credit through private-label credit cards issued by FCNB, the Company's special-purpose bank. Approximately 41% of the Company's total net sales in fiscal 2001 were made with the Company's private-label credit cards. FCNB also has issued MasterCard and VISA bankcards to the general public.

The Company securitizes the receivables generated by the use of its private-label cards and bankcards by selling them to securitization vehicles, which, in turn, sell asset backed securities ("ABS") to investors. The receivables are sold without recourse. At present, these vehicles have issued six series (each a "Series") of ABS securities. The Spiegel Credit Card Master Note Trust Series 2000-A notes, the Spiegel Credit Card Master Note Trust Series 2001-A notes and the Spiegel Credit Card Master Note Trust Series 2001-VFN notes are backed, on a revolving basis, by private-label receivables. The First Consumers Master Trust Series 1999-A certificates, the First Consumers Credit Card Master Note Trust Series 2001-A notes and the First Consumers Credit Card Master Note Trust Series 2001-VFN notes are backed, also on a revolving basis, by bankcard receivables. MBIA Insurance Corporation ("MBIA") insures the investors in the Spiegel 2000-A Series and the Spiegel 2001-A Series. Under these arrangements, the securitization vehicles had outstanding an aggregate of approximately $2.2 billion of notes and certificates at the end of December 2002.

Each Series requires that the revolving pool of receivables supporting the Series achieve certain minimum performance requirements. If the receivables pool cannot achieve these minimum performance requirements, a "Pay Out Event" will occur. A Pay Out Event, which is also known as an early amortization event, would divert monthly excess cash flow remaining after the payment of debt service and other expenses to repay principal to investors on an accelerated basis, rather than to pay the cash to the Company upon deposit of new receivables. These cash payments would have been utilized by the Company to fund its operations.

The following table reflects facility amounts and the maturity dates of the Company's off-balance sheet facilities:

($000's omitted)              2002         2003          2004            2005           2006        Thereafter
-------------------------  ------------ ------------ -------------- --------------- -------------- -------------
First Consumers
  Master Trust Series
  1999-A                    $        -   $        -   $    250,000   $           -   $          -   $         -

First Consumers
  Credit Card Master
  Note Trust Series
  2001-A                             -            -              -               -        600,000             -

Spiegel Credit Card
  Master Note Trust
  & First Consumers
  Credit Card
  Master Note Trust
  Series 2001-VFN                    -            -              -       1,500,000              -             -

Spiegel Credit Card
  Master Note Trust
  Series 2000-A                      -            -              -         600,000              -             -

Spiegel Credit Card
  Master Note Trust
  Series 2001-A                      -            -              -         600,000              -             -

                           ------------ ------------ -------------- --------------- -------------- -------------
Total Securitizations       $        -   $        -   $    250,000   $   2,700,000   $    600,000   $         -
                           ============ ============ ============== =============== ============== =============

As previously reported, the Company had forecasted that, in the next several months, receivable pools would not meet the minimum performance requirements. As a result of a new forecast, the Company presently expects that, for the reporting period ending on February 28, 2003, it will fail to meet these minimum performance requirements on the First Consumers 1999-A Series and the First Consumers 2001-A Series that are backed by bankcard receivables and potentially on the Spiegel 2000-A Series backed by private-label receivables. If the two bankcard Series fail to meet these minimum performance requirements, there would be an automatic Pay Out Event applicable to these two Series, as well as to the First Consumers 2001-VFN Series as a result of cross-default provisions, in early March 2003. In addition, failure to meet the minimum performance requirements by the Spiegel 2000-A Series would result in an automatic Pay Out Event applicable to that Series as well as to the Spiegel 2001-VFN Series in early March 2003, which would entitle MBIA to declare a Pay Out Event on the Spiegel 2001-A Series. If the Company is not able to restructure its existing credit facilities or enter into new credit facilities with its lending institutions, an insolvency event under all three private-label Series of ABS securities would be deemed to have occurred which would constitute a Pay Out Event applicable to the three Series.

If these Pay Out Events were to occur, the Company may be required, for at least a period of time, to transfer newly generated receivables from existing customers to the securitization vehicles for the benefit of the investors, without receiving payment in cash for these receivables. The Company would not have sufficient cash or cash flow from operations to make up this shortfall. Accordingly, the Company would need to obtain a new credit facility or some other source of financing. The Company has been in default on its existing revolving credit facility since fiscal 2001 and, accordingly, the Company is not permitted to borrow additional amounts under this facility and all existing borrowings thereunder are currently due and payable. As a result, the Company may be unable to obtain this alternative financing.

In the third quarter of fiscal 2002, the Company was informed by one of the rating agencies that it may downgrade the rating of the First Consumers Credit Card Master Note Trust Series 2001-VFN Class A Notes and the Spiegel Credit Card Master Note Trust Series 2001-VFN Class A Notes. Under the provisions of the existing securitization agreements, a rating agency downgrade would result in a "Pay Out Event" of the receivable securitizations. In order to avoid such a "Pay Out Event", the Company agreed to increase its percentage of required collateral accordingly. This had the impact of increasing the receivables retained by the Company. The financing of these additional receivables will be generated from existing cash flows from operations and through the Company's existing credit facilities, if available.

On April 4, 2002, MBIA issued a notice asserting the occurrence of one "Pay Out Event" as a result of a dispute regarding the proper calculation of the minimum performance requirements and the existence of circumstances which, if not cured within 45 days following the date of such notice, would result in the occurrence of a second "Pay Out Event," under Spiegel Series 2000-A and Series 2001-A. Those Series are supported by private label credit card receivables originated by FCNB and for which MBIA insures the payments to noteholders and The Bank of New York acts as indenture trustee.

The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things, MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation and to obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company provided that during the first seven months following the date of the agreement, such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven-month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may differ from the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contains other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. The Company is not presently in compliance with the requirements of the MBIA agreement and is currently negotiating an amendment to the MBIA agreement to extend the date of these requirements. There can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include declaring the occurrence of a "Pay Out Event", as described above. See Note 9 to the consolidated financial statements.

On May 15, 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things, (i) contains restrictions on transactions between the bank and its affiliates and requires the bank to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires the bank to obtain an aggregate of $198,000 in guarantees, which guarantees have been provided through the Company's majority shareholder; (iii) restricts the banks ability to accept, renew or rollover deposits; (iv) places restrictions on the bank's ability to issue new credit cards and make credit line increases; (v) requires the bank within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires the bank to maintain sufficient assets to meet daily liquidity requirements; (vii) requires the bank to complete a comprehensive risk management assessment; (viii) establishes minimum capital levels for the bank; (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

In October 2002, the Company submitted a revised disposition plan to the OCC. The disposition plan generally provides for the sale or liquidation of the bankcard portfolio by April 30, 2003 and a liquidation of FCNB thereafter. On November 27, 2002, the OCC approved the disposition plan. Under the terms of this plan, if FCNB did not receive an acceptable offer to buy the bankcard portfolio in January 2003, it was required to implement plans to liquidate its bankcard portfolio. FCNB, in addition to its own bankcard operations, issues substantially all of the Company's private-label credit cards and services the related receivables, including securitized receivables.

On February 14, 2003, the Company received a letter from the OCC requiring FCNB to immediately begin the process of liquidating the bankcard portfolio and indicating the steps it must take to do so. The OCC letter requires FCNB to: 1) notify the trustee for each of the Company's bankcard Series that FCNB will either amend the relevant securitization documents to replace FCNB with a successor servicer and administrator or resign as servicer and administrator at the earliest date permissible under the agreements, 2) cease all credit card solicitations for its bankcards, 3) cease accepting new bankcard applications and credit lines and offering credit line increases to any existing bankcard account, 4) notify cardholders that FCNB will no longer honor bankcard charges on or before March 31, 2003, and 5) cease accepting new charges on existing bankcard accounts on or before April 1, 2003.

The Company has complied and continues to comply with the OCC requirements set forth in its letter of February 14, 2003. The Company also continues to have discussions with potential acquirers for the sale of the bankcard business. If the Company is not able to sell the bankcard business before Apri1 1, 2003, a Pay Out Event will occur with respect to each bankcard Series as a result of the OCC's requirements that FCNB cease accepting new charges on existing bankcard accounts.

Although the Company plans to discontinue the bankcard business, it plans to remain in the private-label credit card business. In the future, it plans to issue its private-label credit cards through its merchant operations, rather than FCNB, but also may consider seeking a third-party credit provider. The Company is in the process of establishing an in-house capability to service these receivables or otherwise it will seek to secure a third-party credit provider.

Overall, aggregate maturities under the Company's cash obligations as of March 30, 2002 are as follows:

($000s omitted)          2002           2003            2004         2005           2006        Thereafter
--------------------- ------------ -------------- -------------- --------------  ------------  -------------
Revolving credit
  agreement            $        -   $    700,000   $          -   $          -   $         -   $          -

Otto Versand
  (GmbH & Co)
  Senior
  unsecured loan                -         60,000              -              -             -              -

Term loan
  agreements                    -        392,857              -              -             -              -

Otto-Spiegel
  Finance G.m.b.H
  & Co KG
  Term loan
  agreements                    -        100,000              -              -             -              -

Secured notes                   -         48,000              -              -             -              -

Operating leases           94,609        122,266        111,923        100,719        84,076        273,461

Total
                      ------------ -------------- -------------- --------------  ------------  -------------
  cash obligations     $   94,609   $  1,423,123   $    111,923   $    100,719    $   84,076    $   273,461
                      ============ ============== ============== ==============  ============  =============

The Company was not in compliance with its financial covenants and certain other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable. The above table has reflected the Company's credit obligations with its lending institutions as payable in 2003. See Note 9 to the consolidated financial statements.

In addition, the Company has other commercial commitments as of March 30, 2002 as follows:

($000s omitted)            2002          2003          2004         2005          2006       Thereafter
---------------------- ------------- ------------- ------------- ------------ ------------- -------------
Letter of credit
  facilities            $    30,000   $         -   $         -   $        -   $         -   $         -

Standby letters of
  credit                      2,500         3,500             -            -             -             -

Total commercial
                       ------------- ------------- ------------- ------------ ------------- -------------
  commitments           $    32,500   $     3,500   $         -   $        -   $         -   $         -
                       ============= ============= ============= ============ ============= =============

The Company maintains a $150,000 letter of credit facility in addition to off-balance sheet stand-by letters of credit, which are used for the purchase of inventories. The total of letter of credit facility commitments outstanding at March 30, 2002 and March 31, 2001 were approximately $36,000 and $75,000, respectively. However, the letter of credit facilities provide restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with our lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, no additional letter of credit facilities were available to the Company. In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong (OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months' written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value for goods purchased by Eddie Bauer prior to shipment. Finally, under the provisions of the Vendor Payment Services Agreement, OIHK has a lien over each shipment of goods supplied by vendors on behalf of the Company's merchant operations. The lien shall arise at the time OIHK makes the vendor payments relevant to the shipment in question and shall not be satisfied until receipt by OIHK of the repayment by the Company of the Vendor Payments in question. Such right provides that, upon the receipt of a notice from the Payment Servicer, the Merchant or the vendor would be required to tender any goods, for which the Merchant has not reimbursed OIHK, to OIHK.

The Company was not in compliance with its financial covenants and certain other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable. The Company's ability to satisfy debt obligations and to pay principal and interest on debt, fund working capital and make anticipated capital expenditures will depend on the occurrence and effect of Pay Out Events applicable to its private-label securitizations, the outcome of its negotiations with its lenders, resolution of the uncertainty relating to the sale or liquidation of the bankcard segment, the Company's ability to service private-label preferred credit programs and any other changes in market conditions that are beyond the Company's control, as well as the Company's future performance. There can be no assurances that any or all of these matters will be resolved satisfactorily, or if resolved satisfactorily, will provide resources sufficient to sustain the Company's operations. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

As a result of these matters, the Company may not have sufficient funds to finance its operations beginning in the near future and thereafter. In light of the Company's existing operating and financing challenges, the Company is exploring a range of strategic options, in conjunction with its ongoing discussions with lenders and other parties, to restructure its debt obligations and securitization arrangements and provide for the Company's continued operations. As part of these efforts, the Company is taking steps to engage the services of restructuring advisors.

RELATED PARTY TRANSACTIONS
Otto Versand (GmbH & Co) ("Otto Versand"), a privately held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transferred its interest in the Company to its partners and designees. Otto Versand and the Company have entered into certain agreements seeking to benefit both parties by providing for the sharing of expertise. In October 2002, the German partnership changed its name from Otto Versand (GmbH & Co) to Otto (GmbH & Co KG), hereinafter referred to as "Otto Versand (GmbH & Co)" or "Otto Versand". The following is a summary of such agreements and certain other transactions:

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand, Poland, Brazil and Turkey. Otto Versand International (GmbH) is a wholly owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $679 and $1,948 for the 13 weeks ended March 30, 2002 and March 31, 2001, respectively. The arrangements are indefinite in term but may generally be canceled by either party upon one year written notice.

In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong (OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value for goods purchased by Eddie Bauer prior to shipment. Finally, under the provisions of the Vendor Payment Services Agreement, OIHK has a lien over each shipment of goods supplied by vendors on behalf of the Company's merchant operations. The lien shall arise at the time OIHK makes the vendor payments relevant to the shipment in question and shall not be satisfied until receipt by OIHK of the repayment by the Company of the Vendor Payments in question. Such right provides that, upon the receipt of a notice from the Payment Servicer, the Merchant or the vendor would be required to tender any goods, for which the Merchant has not reimbursed OIHK, to OIHK.

In September 2001, the Company entered into a revolving credit agreement with Otto Versand. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG. These term loans had a maturity date of December 31, 2002, bear interest at a rate of 4% per annum and may be subordinate to borrowings under any new credit facility. As of March 30, 2002, there was an additional $60,000 senior unsecured loan from Otto Versand (GmbH &
Co), which bears interest at a rate of LIBOR plus a margin. Interest expense attributable to the borrowings from Otto Versand (GmbH & Co) and Otto-Spiegel Finance G.m.b.H & Co. KG during the thirteen weeks ended March 30, 2002 was $882. As of February 2003, the related party borrowings outstanding consisted of the $100,000 term loans from Otto-Spiegel Finance G.m.b.H. & Co. KG and the $60,000 senior unsecured loan from Otto Versand (GmbH & Co).

ACCOUNTING STANDARDS
In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002. Earlier application of the transition provisions is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of the date this Statement is issued. Early application of the disclosure provisions is encouraged. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its consolidated results of operations or financial position.

OTHER
As previously disclosed, the Company's executive vice president and chief financial officer, James R. Cannataro, resigned from his position in early February 2003. The Company is actively negotiating with, and expects to announce shortly, the appointment of, a new chief financial officer. The Company cannot predict whether there will be further changes in the composition of its board of directors or management.

FORWARD-LOOKING STATEMENTS
This report contains statements that are forward-looking within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions. You should not place undue reliance on those statements because they speak only as of the date of this report. Forward-looking statements include information concerning the Company's possible or assumed future results of operations. These statements often include words such as "expect," "plan," "believe," "anticipate", "intend," "estimate," or similar expressions. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and actual results could differ materially from the forward-looking statements. These factors include, but are not limited to, the uncertainty regarding the Company's ability to enter into new credit facilities with its lending institutions, uncertainty regarding the Company's ability to amend its existing agreement with MBIA, the occurrence of events that may result in an early amortization ("Pay Out Event") of the Company's asset-backed securities, the uncertainty relating to the sale or liquidation of the bankcard segment; increased oversight or restrictions by the OCC on the bankcard segment which could reduce the market value of the bankcard segment; the risk associated with fulfilling the obligations set forth in the Bank's disposition plan; the availability of future liquidity support from the Company's majority stockholder; reduction in cash available from the Company's securitization transactions; the financial strength and performance of the retail and direct marketing industry; changes in consumer spending patterns; dependence on the securitization of credit card receivables to fund operations; state and federal laws and regulations related to offering and extending credit; risks associated with collections on the Company's credit card portfolio; interest rate fluctuations; postal rate increases; paper or printing costs; the success of planned merchandising, advertising, marketing and promotional campaigns; and various other factors beyond the Company's control.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ($000s omitted)

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

Interest rates:
The Company manages interest rate exposure through a mix of fixed and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's first quarter 2002 interest expense would have changed by approximately $954. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $65,000 at March 30, 2002.

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

Foreign currency exchange rates:

The Company is subject to foreign currency exchange risk related to its Canadian operations, as well as its joint venture investments in Germany and Japan. The Company is party to certain transactions with the above joint ventures that are denominated in foreign currencies. The Company monitors the exchange rates related to these currencies on a continual basis and will enter into forward derivative contracts for foreign currency when deemed advantageous based on current pricing and historical information. The Company believes that its foreign exchange risk and the effect of this hedging activity are not material due to the size and nature of the above operations. There were no foreign currency hedging contracts outstanding at March 30, 2002.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
In January 2003, the staff of the Securities and Exchange Commission (the "SEC") commenced an informal investigation into the conduct of the Company and its officers and directors, which focuses on the Company's compliance with its disclosure obligations, including (i) the Company's failure to file when due required reports with the SEC under the Securities Exchange Act of 1934, beginning with its Form 10-K for fiscal year 2001, (ii) allegedly inaccurate statements made by the Company in its notices that these reports would be filed late, and (iii) the Company's alleged failure to publicly disclose material information in violation of Rule 10b-5, including that its auditors believed that the audit report on the Company's 2001 financial statements would have to contain a "going concern" qualification absent the Company addressing certain financial issues. The SEC staff has advised the Company that it will promptly recommend to the SEC that an action be brought against the Company seeking preliminary injunctive relief to prevent future violations and to impose other procedures to ascertain whether there have been other violations of the securities laws. Moreover, the SEC may also seek monetary remedies against the Company, as well as pursue a formal investigation into the conduct of directors, officers and certain other individuals involved in the Company's affairs.

The Company has established a special committee of its Board of Directors including Dr. Winfried Zimmermann, Hans-Otto Schrader and Dr. Rainer Hillebrand that are overseeing the Company's response to the investigation. The Company has advised the SEC staff that it intends to cooperate with the investigation.

The Company cannot predict when or on what terms the SEC investigation or possible enforcement actions will be concluded, nor can the Company predict what effect the investigation or its conclusion will have on the Company's financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit Number                 Description of Exhibit
     --------------                 ----------------------
          99                        Section 906 Certifications


(b)  Reports on Form 8-K
     The Company did not file any reports on Form 8-K during the first quarter of fiscal 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




February  25, 2003


SPIEGEL, INC.



/s/  Martin Zaepfel
----------------------------------------------
Martin Zaepfel
Vice Chairman, President and Chief Executive Officer
(Principal Operating Executive Officer and
duly authorized officer of Registrant)

CERTIFICATIONS

I, Martin Zaepfel, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Spiegel, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         No other officers of the Company have certified this report.

         See Explanatory Note.

     Date: February 25, 2003
           -----------------
                                               /s/ Martin Zaepfel
                                               ---------------------------------
                                               Martin Zaepfel
                                               Chief Executive Officer