Form 10-Q
period 2002-06-29
SPIEGEL INC
filed 2003-02-26
CIK 276641

                                                                  Conformed Copy

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarter ended June 29, 2002
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 2003 are as follows:

Class A non-voting common stock, $1.00 par value
     14,945,144 shares


Class B voting common stock, $1.00 par value
     117,009,869 shares

                         SPIEGEL, INC. AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q
                Thirteen and Twenty-six Weeks Ended June 29, 2002


                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Consolidated Balance Sheets,
         June 29, 2002, June 30, 2001 and December 29, 2001                       4

    Consolidated Statements of Operations,
         Thirteen and Twenty-six Weeks Ended June 29, 2002 and June 30, 2001      5

    Consolidated Statements of Cash Flows,
         Twenty-six Weeks Ended June 29, 2002 and June 30, 2001                   6

    Notes to Consolidated Financial Statements                                  7-17


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             18-29


Item 3 - Quantitative and Qualitative Disclosures About Market Risk               29

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                        30

Item 6 - Exhibits and Reports on Form 8-K                                         30

Signatures                                                                        31

Certifications                                                                    32

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

         Consequently, this Form 10-Q for the quarter ended June 29, 2002 is filed by the Company without the CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, KPMG LLP is unable to complete its review, under Statement on Auditing Standards No. 71, of the interim financial statements.

         As soon as it is available, the Company will file an amendment to its Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 which is expected to include: (1) the certifications required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002 of a chief financial officer and (2) an indication of whether KPMG LLP has completed its review in accordance with Statement on Auditing Standards No. 71.

                         Spiegel, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               ($000s omitted, except share and per share amounts)

                                                                    (unaudited)    (unaudited)
                                                                    ----------     -----------     ------------
                                                                      June 29,        June 30,     December 29,
                                                                          2002            2001             2001
                                                                    ----------     -----------     ------------

ASSETS

Current assets:
    Cash and cash equivalents                                       $  118,558     $     9,914       $   29,528
    Receivables, net                                                   583,009         763,189          638,206
    Inventories                                                        456,823         540,595          476,903
    Prepaid expenses and other current assets                           99,660         107,471           88,434
    Refundable income taxes                                              2,516               -            5,798
    Deferred income taxes                                                   -           36,978                -
    Assets of discontinued operations                                  354,441         489,164          365,767
                                                                    ----------     -----------     ------------

        Total current assets                                         1,615,007       1,947,311        1,604,636
                                                                    ----------     -----------     ------------

Property and equipment, net                                            327,030         335,239          351,543
Intangible assets, net                                                 135,357         140,217          135,357
Other assets                                                           228,920         125,957          163,812
                                                                    ----------     -----------     ------------



        Total assets                                                $2,306,314      $2,548,724       $2,255,348
                                                                    ==========      ==========     ============

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                               $1,140,857      $   42,714       $1,001,857
    Related party debt                                                 160,000               -           50,000
    Accounts payable and accrued liabilities                           409,345         428,864          476,249
    Liabilities of discontinued operations                             480,765         172,113          512,639
    Income taxes payable                                                     -           1,271                -
                                                                    ----------      ----------     ------------

        Total current liabilities                                    2,190,967         644,962        2,040,745
                                                                    ----------      ----------     ------------

Long-term debt, excluding current portion                                    -       1,009,143                -

Deferred income taxes                                                        -          87,077                -
                                                                    ----------      ----------     ------------

        Total liabilities                                            2,190,967       1,741,182        2,040,745
                                                                    ----------      ----------     ------------

Stockholders' equity:
    Class A non-voting common stock, $1.00 par value; authorized
        16,000,000 shares; 14,945,144, 14,864,744, and 14,945,144
        shares issued and outstanding at June 29, 2002,
        June 30, 2001 and December 29, 2001, respectively               14,945          14,879           14,945
    Class B voting common stock, $1.00 par value;
        authorized 121,500,000 shares;
        117,009,869 shares issued and outstanding                      117,010         117,010          117,010
   Additional paid-in capital                                          329,489         329,138          329,489
   Accumulated other comprehensive loss                                 (9,975)         (7,623)         (10,162)
   Retained earnings (accumulated deficit)                            (336,122)        354,138         (236,679)
                                                                    ----------      ----------     ------------
        Total stockholders' equity                                     115,347         807,542          214,603
                                                                    ----------      ----------     ------------

        Total liabilities and stockholders' equity                  $2,306,314      $2,548,724       $2,255,348
                                                                    ==========      ==========     ============

See accompanying notes to consolidated financial statements.

                         Spiegel, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               ($000s omitted, except share and per share amounts)
                                   (unaudited)


                                                      Thirteen Weeks Ended       Twenty-six Weeks Ended
                                                    -------------------------   -------------------------
                                                      June 29,      June 29,      June 29,      June 30,
                                                        2002         2001          2002          2001
                                                    -----------   -----------   -----------   -----------
Net sales and other revenues:
  Net sales                                         $   533,540   $   674,725   $ 1,070,506   $ 1,286,404
  Finance revenue                                         5,158        28,472        18,069        54,922
  Other revenue                                          66,948        78,602       134,100       146,784
                                                    -----------   -----------   -----------   -----------
                                                        605,646       781,799     1,222,675     1,488,110
Cost of sales and operating expenses:
  Cost of sales, including buying and
   occupancy expenses                                   325,637       415,468       668,694       813,142
  Selling, general and administrative
   expenses                                             320,040       359,751       623,472       691,021
                                                    -----------   -----------   -----------   -----------
                                                        645,677       775,219     1,292,166     1,504,163

Operating income (loss)                                 (40,031)        6,580       (69,491)      (16,053)

Interest expense                                         16,067        15,013        29,978        29,494
                                                    -----------   -----------   -----------   -----------
Loss from continuing operations before income
  taxes and minority interest                           (56,098)       (8,433)      (99,469)      (45,547)
                                                    -----------   -----------   -----------   -----------
Income tax benefit                                           -         (3,559)           -        (17,736)
                                                    -----------   -----------   -----------   -----------
Minority interest in (income) loss of
 consolidated subsidiary                                     (6)          279            26           453
                                                    -----------   -----------   -----------   -----------
Loss from continuing operations                         (56,104)       (4,595)      (99,443)      (27,358)
                                                    -----------   -----------   -----------   -----------
Earnings from discontinued operations (net of tax
 expense of $6,353 and $13,240, respectively)                -          9,624            -         20,145
                                                    -----------   -----------   -----------   -----------
Net earnings (loss)                                 $   (56,104)  $     5,029   $   (99,443)  $    (7,213)
                                                    ===========   ===========   ===========   ===========
Earnings (loss) per common share:

Net earnings (loss) per common share from:
Continuing operations:
  Basic and diluted                                 $     (0.42)  $     (0.04)  $     (0.75)  $     (0.21)

Discontinued operations:
  Basic and diluted                                          -           0.07            -           0.15
                                                    -----------   -----------   -----------   -----------
Earnings (loss) per common share:
  Basic and diluted                                 $     (0.42)  $      0.03   $     (0.75)  $     (0.06)
                                                    ===========   ===========   ===========   ===========
Weighted average number of common
 shares outstanding:
  Basic                                             131,955,013   131,885,494   131,955,013   131,876,430
                                                    ===========   ===========   ===========   ===========
  Diluted                                           131,955,013   131,885,494   131,955,013   131,876,430
                                                    ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                         Spiegel, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 ($000s omitted)
                                   (unaudited)

                                                                               Twenty-six Weeks Ended
                                                                             -------------------------
                                                                              June 29,        June 30,
                                                                                2002            2001
                                                                             ----------     ----------

Cash flows from operating activities:
Loss from continuing operations                                              $ (99,443)     $ (27,358)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
   Depreciation and amortization                                                34,937         32,679
   Loss on sale of fixed assets                                                    488              -
   Net pretax (gain) loss on sale of receivables                                 4,718        (17,835)
   Deferred income taxes                                                             -           (197)
   Minority interest in loss of consolidated subsidiary                            (26)          (453)
   Change in assets and liabilities:
     (Increase) decrease in receivables, net                                    50,606         (8,675)
     Decrease in inventories                                                    20,724         22,119
     Increase in prepaid expenses                                              (11,342)        (7,743)
     Decrease in accounts payable and other accrued liabilities                (67,771)      (162,291)
     Decrease in refundable and payable income taxes, respectively               3,282        (25,365)
                                                                             ----------     ----------
Net cash used in operating activities                                          (63,827)      (195,119)
                                                                             ----------     ----------
Cash flows from investing activities:
Net additions to property and equipment                                         (7,064)       (18,728)
Proceeds from sale of fixed assets                                               4,552              -
Net additions to other assets                                                  (71,564)       (31,767)
                                                                             ----------     ----------
Net cash used in investing activities                                          (74,076)       (50,495)
                                                                             ----------     ----------
Cash flows from financing activities:
Issuance of debt                                                               387,000        328,000
Payment of debt                                                               (138,000)       (70,714)
Payment of dividends                                                                 -        (10,550)
Contribution from minority interest of
   consolidated subsidiary                                                          57              -
Increase in deferred financing fees                                             (1,676)          (200)
Issuance of Class A common shares                                                    -            147
                                                                             ----------     ----------
Net cash provided by financing activities                                      247,381        246,683
                                                                             ----------     ----------
Net cash used in discontinued operations                                       (20,548)       (26,477)
                                                                             ----------     ----------
Effect of exchange rate changes on cash                                            100            206
                                                                             ----------     ----------
Net change in cash and cash equivalents                                         89,030        (25,202)
Cash and cash equivalents at beginning of period                                29,528         35,116
                                                                             ----------     ----------
Cash and cash equivalents at end of period                                   $ 118,558      $   9,914
                                                                             ==========     ==========
Supplemental cash flow information:
      Cash paid during the period for:
           Interest                                                          $  38,134      $  35,193
                                                                             ==========     ==========
           Income taxes                                                      $     517      $  22,105
                                                                             ==========     ==========

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

The consolidated financial statements include the accounts of Spiegel, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's private-label preferred credit card portfolio is serviced by First Consumers National Bank, ("FCNB"), a wholly owned subsidiary. Costs for servicing the private-label preferred portfolio are charged to the private-label preferred credit card operation by FCNB. Although the Company plans to discontinue the bankcard business, it plans to remain in the private-label credit card business. In the future, the Company plans to issue its private-label credit cards through its merchant operations, rather than FCNB, but also may consider seeking a third-party credit provider. The Company is in the process of establishing an in-house capability to service these receivables or otherwise it will seek to secure a third-party credit provider. There can be no guarantees that upon sale or liquidation of the bankcard segment (as discussed in Note 8) the Company will be able to service the private-label preferred portfolio under a similar cost structure internally or through a third party credit provider.

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

The Company was not in compliance with its financial covenants and certain of its other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable. The Company has been unable to successfully negotiate a new credit facility with its lending institutions, to obtain an amended settlement agreement with MBIA Insurance Corporation ("MBIA"), or to prevent early amortization events, or "Pay Out Events," from occurring under its securitization transactions. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. (See Note 9.)

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

In the second quarter of fiscal 2002, the Company completed the transitional goodwill impairment test. The fair value of the reporting unit was estimated using both a discounted cash flow model and a market comparable approach (as prescribed in SFAS No. 142), which resulted in no goodwill impairment. If estimates of fair value or their related assumptions change in the future, the Company may be required to write-off the impaired portion of the asset, which could have a material adverse effect on the operating results in the period in which the write-off occurs.

The carrying amount for each intangible asset class with an indefinite life is as follows:

                                        June 29,      June 30,      December 29,
                                          2002          2001            2001
                                        --------      --------      ------------
Goodwill                                $ 76,601      $ 79,351        $ 76,601
Trademarks                                58,756        60,866          58,756
                                        --------      --------        --------
                                        $135,357      $140,217        $135,357
                                        ========      ========        ========

The following table reflects net loss and net loss per share as if goodwill and trademarks were not subject to amortization for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001.

                                                  Thirteen Weeks Ended     Twenty-six Weeks Ended
                                                  --------------------     ----------------------
                                                  June 29,    June 30,     June 29,     June 30,
                                                    2002        2001         2002         2001
                                                  --------    --------     --------     --------
Reported net income (loss)                        $(56,104)   $  5,029     $(99,443)    $ (7,213)

Add back:
Goodwill amortization (net of tax benefit of
  $111 and $115, respectively)                           -         114            -          116
Trademark amortization (net of tax benefit of
  $85 and $88, respectively)                             -          88            -           90
                                                  --------    --------     --------    ---------
Adjusted net income (loss)                        $(56,104)   $  5,231     $(99,443)    $ (7,007)
                                                  ========    ========     ========    =========

Net earnings (loss) per share (basic and
  diluted):
Reported net income (loss)                        $  (0.42)   $   0.03     $  (0.75)    $  (0.06)
Goodwill amortization                                    -           -            -            -
Trademark amortization                                   -           -            -            -
                                                  --------    --------     --------     --------
Adjusted net earnings (loss) per share            $  (0.42)   $   0.03     $  (0.75)    $  (0.06)
                                                  ========    ========     ========    =========


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

Interest rate risk management:
The Company uses a mix of fixed- and variable-rate debt to finance its operations. Variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of these interest payments, the Company may enter into receive-variable, pay-fixed interest rate swaps. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby creating fixed-rate debt. The variable-rate of interest received is based on the same terms, including interest rates, notional amounts and payment schedules, as the hedged interest payments on the variable-rate debt. These interest rate swaps were determined to be effective; therefore, changes in fair value are reflected in OCL and not recognized in earnings until the related interest payments are made.

As of June 29, 2002, the Company is party to interest rate swap agreements, which are designated as cash flow hedges under SFAS No. 133 and are accounted for by recording the net interest paid as interest expense on a current basis. As of June 29, 2002 and June 30, 2001, the cumulative loss in OCL was $4,018 (net of tax benefit of $1,610) and $2,193 (net of tax benefit of $1,289), respectively related to the interest rate swap agreements, which are reflected at fair value of $5,628 and $3,482 in accrued liabilities, respectively. See
Note 5. The Company estimates that $2,577 will be reclassified into earnings during the twelve months ended June 28, 2003.

At June 29, 2002, the Company had an interest rate swap agreement to hedge the underlying interest risks on a term loan agreement with Berliner Bank with effective and termination dates from March 1996 to December 2004. The notional amount of the interest swap agreement as of June 29, 2002 and June 30, 2001 was $30,000. The fair value of the swap agreement at June 29, 2002 and June 30, 2001 was $(2,885) and $(2,065), respectively and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions.

At June 29, 2002, the Company also had an interest rate swap agreement with Bank of America to hedge the underlying interest risks on a portion of the outstanding balance of the revolving credit agreement with an effective and termination date of July 2003. The notional amount of the interest rate swap agreement as of June 29, 2002 and June 30, 2001 was $35,000. The fair value of this swap agreement at June 29, 2002 and June 30, 2001 was $(2,743) and $(1,417), respectively and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions.

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

At June 30, 2001, the fair value of the Company's foreign currency forward contracts recorded in other assets was $198. Gains or losses on foreign currency forward contracts are classified into earnings from OCL at the time the revenue or expense is recognized. During the twenty-six weeks ended June 30, 2001, derivative gains of $140 (net of taxes of $82) were reclassified to earnings upon settlement of the hedged transaction. Additionally, derivative gains of $62 (net of taxes of $36) were classified to earnings as the revenue related to the hedged forecasted transaction was recognized. There were no unrealized gains or losses on foreign currency forward contracts included in OCL as of June 29, 2002 and June 30, 2001.

The Company monitors its foreign currency exposures on a continual basis to maximize the overall effectiveness of its foreign currency hedge positions.

(5) Comprehensive Income (Loss) and Accumulated Other
Comprehensive income (Loss)
The components of comprehensive income (loss) are as follows:

                                                Thirteen Weeks Ended         Twenty-six Weeks Ended
                                               June 29,      June 30,        June 29,       June 30,
                                                 2002          2001            2002           2001
                                               ---------     --------        ---------      --------
Net income (loss)                              $(56,104)      $5,029         $(99,443)      $(7,213)

Cumulative effect of a change in
  accounting for derivative financial
  instruments (net of tax benefit of $919)            -            -                -        (1,566)

Unrealized gain (loss) on derivatives
  (net of tax expense (benefit) of $0,
  $31, $282 and $(368), respectively)            (1,281)          51             (797)         (627)

Foreign currency translation adjustment           1,090          751              984          (131)
                                               --------       ------         --------       -------

Comprehensive income (loss)                    $(56,295)      $5,831         $(99,256)      $(9,537)
                                               ========       ======         ========       =======

The components of accumulated other comprehensive loss are as follows:

                                                     June 29,      June 30,     December 29,
                                                       2002          2001          2001
                                                    ---------      --------     ------------
Accumulated loss on derivative
  financial instruments (net of tax benefit
  of $1,610, $1,289 and $1,892, respectively)       $(4,018)      $(2,193)       $ (3,221)

Foreign currency translation adjustment              (5,957)       (5,430)         (6,941)
                                                    -------       -------        --------
                                                    $(9,975)      $(7,623)       $(10,162)
                                                    =======       =======        ========

                                       10

(6) Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:


                                       June 29,     June 30,     December 29,
                                         2002         2001           2001
                                      ---------    ---------     ------------
Trade payables                        $143,576     $175,062        $178,496
Gift certificates and other
  customer credits                      52,811       45,705          60,085
Salaries, wages and employee
  benefits                              47,206       57,761          55,475
General taxes                           67,477       58,286          78,704
Allowance for future returns            19,230       21,325          30,491
Other liabilities                       79,045       70,725          72,998
                                      --------     --------        --------
Total accounts payable and
  accrued liabilities                 $409,345     $428,864        $476,249
                                      ========     ========        ========




(7) Debt, Commitments and Contingencies
Total debt consists of the following:

                                                             June 29,        June 30,      December 29,
                                                               2002            2001            2001
                                                           -----------      ----------     ------------
Revolving credit agreement                                 $   700,000      $  594,000     $    561,000
Otto Versand (GmbH & Co)* senior unsecured loan                 60,000              -                -
Otto Versand (GmbH & Co)* revolving credit agreement                -               -            50,000
Term loan agreements, 6.34% to 8.66%
  due October 16, 2002 through July 31, 2007                   392,857         397,857          392,857
Otto-Spiegel Finance G.m.b.H. & Co. KG
  term loan agreement, 4% due December 31, 2002                100,000              -               -
Secured notes, 7.25% to 7.35% due November 15, 2002
  through November 15, 2005                                     48,000          60,000           48,000
                                                           -----------     -----------     ------------
Total debt                                                 $ 1,300,857     $ 1,051,857     $  1,051,857
                                                           ===========     ===========     ============

* Otto Versand (GmbH & Co) ("Otto Versand"), a privately held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transferred its interest in the Company to its partners and designees. In October 2002, the German partnership changed its name from Otto Versand (GmbH &
Co) to Otto (GmbH & Co KG), hereinafter referred to as "Otto Versand (GmbH &
Co)" or "Otto Versand".

For the reporting period December 29, 2001 and June 29, 2002, the Company was not in compliance with its financial and certain other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable.

The Company has a $750,000 revolving credit agreement with a group of banks. The commitment is comprised of two components, including a $600,000 long-term agreement maturing in July 2003 and a $150,000 364-day agreement that matured in June 2002. Borrowings under the Company's $600,000 long-term revolving credit agreement were $600,000 at June 29, 2002. Borrowings under the $150,000 364-day agreement were $100,000 at June 29, 2002. The revolving credit agreement provides for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, the borrowing capacity under the revolving credit facility was capped at $700,000, which represented the Company's borrowings outstanding on this date.

The Company's revolving and non-affiliated loan agreements provide for restrictive covenants, including restrictions on the payment of dividends. Financial covenants of these agreements establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). Additionally, these and certain other debt agreements contain cross default provisions. For the reporting period June 29, 2002, the Company was in violation of its financial and certain of its other covenants. Accordingly, the financial statements reflect all of the Company's debt obligations under "current portion of long-term debt." (See Note 9.) The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that either a new credit facility or alternative sources of financing will be available to the Company.

In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand (GmbH & Co) was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG, a related party. These term loans had a maturity date of December 31, 2002, bear interest at a rate of 4% per annum and may be subordinate to the borrowings under any new credit facility. As of June 30, 2002, there was an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co), which bears interest at a rate of LIBOR plus a margin. Interest expense attributable to the borrowings from Otto Versand (GmbH & Co) and Otto-Spiegel Finance G.m.b.H & Co. KG during the 13- and 26- weeks ended June 29, 2002 was $1,661 and $2,543, respectively. As of February 2003, the related party borrowings outstanding consisted of the $100,000 term loans from Otto-Spiegel Finance G.m.b.H. & Co. KG and the $60,000 senior unsecured loan from Otto Versand (GmbH & Co).

The Company maintains a $150,000 letter of credit facility in addition to off-balance sheet stand-by letters of credit, which are used for the purchase of inventories. The total letter of credit facility commitments outstanding at June 29, 2002 and June 30, 2001 were approximately $12,000 and $112,000, respectively. However, the letter of credit facilities provide restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with our lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, no additional letter of credit facilities were available to the Company. In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong (OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months' written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment. Finally, under the provisions of the Vendor Payment Services Agreement, OIHK has a lien over each shipment of goods supplied by vendors on behalf of the Company's merchant operations. The lien shall arise at the time OIHK makes the vendor payments relevant to the shipment in question and shall not be satisfied until receipt by OIHK of the repayment by the Company of the Vendor Payments in question. Such right provides that, upon the receipt of a notice from the Payment Servicer, the Merchant or the vendor would be required to tender any goods, for which the Merchant has not reimbursed OIHK, to OIHK.

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

The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things, MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation and to obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company; provided that during the first seven months following the date of the settlement agreement such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven-month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may differ from the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contains other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. The Company is not presently in compliance with the requirements of the MBIA agreement and is currently negotiating an amendment to the MBIA agreement to extend the date of these requirements. There can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include declaring the occurrence of a "Pay Out Event", as described above. See Note 9.

On May 15, 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things, (i) contains restrictions on transactions between the bank and its affiliates and requires the bank to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires the bank to obtain an aggregate of $198,000 in guarantees, which guarantees have been provided through the Company's majority shareholder; (iii) restricts the bank's ability to accept, renew or rollover deposits; (iv) places restrictions on its ability to issue new credit cards and make credit line increases; (v) requires the bank, within 30 days of the agreement, to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires the bank to maintain sufficient assets to meet daily liquidity requirements; (vii) requires the bank to complete a comprehensive risk management assessment; (viii) establishes minimum capital levels for the bank; (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

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

(8) Discontinued Operations
Historically, the operating results of the Company were reported for two segments: merchandising and bankcard. The merchandising segment included an aggregation of the Company's three merchant divisions and the private-label preferred credit operation. The bankcard segment included the bankcard operations of FCNB, the Company's special-purpose bank, and Financial Services Acceptance Corporation (FSAC). In the fourth quarter of fiscal 2001, the Company formalized a plan to sell the bankcard segment. The Company continues to have discussions with potential acquirers for the sale of the bankcard business. However, there can be no guarantees that the outcome of these discussions will result in the sale of the bankcard business in the time permitted by the OCC. To the extent that the Company is unable to sell the bankcard segment, this segment will be liquidated as part of the liquidation of FCNB in its entirety, as required under an agreement with the OCC.

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

Discontinued operations include management's best estimates of the amounts to be realized on the sale of the bankcard segment. In the fourth quarter of fiscal 2001, the Company recorded an estimated loss on disposal of the bankcard segment of $319,297. This charge includes an estimate of severance and fees of $8,000 and estimated losses from the bankcard segment of $40,000 from the measurement date to the disposal date. If the Company were to sell the bankcard business for less than these estimates or were required to liquidate the bankcard portfolio, the Company will likely have to increase its estimated loss on the disposal of the bankcard segment. Losses for the bankcard segment for the 13- and 26-weeks ending June 29, 2002 totaled $7,637 and $11,741, respectively, which were recorded against the Company's loss on disposal accrual.

Assets and liabilities of the discontinued operations are as follows:

                                                   June 29,    June 30,    December 29,
                                                     2002        2001          2001
                                                  ---------    --------    ------------
Current assets of discontinued operations         $ 289,093    $467,105     $ 314,160
Long-term assets                                     65,348      22,059        51,607
                                                  ---------    --------     ---------
  Assets of discontinued operations                 354,441     489,164      365,767
                                                  ---------    --------     ---------
Current liabilities (including estimated loss
  on disposal)                                      480,765     139,884       512,639
Long-term liabilities                                     -      32,229             -
                                                  ---------    --------     ---------
  Liabilities of discontinued operations            480,765     172,113       512,639
                                                  ---------    --------     ---------
Total net assets (liabilities) of
  discontinued operations                         $(126,324)   $317,051     $(146,872)
                                                  =========    ========     =========

(9) Going Concern
The Company's revolving and non-affiliate loan agreements contain covenants, including restrictions on the payment of dividends and financial covenants that require the Company to maintain minimum levels of tangible net worth and certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). For the reporting periods ended December 29, 2001, and June 29, 2002, the Company was in violation its financial covenants and certain other covenants in the Company's debt agreement and, accordingly, all of the Company's debt is currently due and payable. The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that either a new credit facility or alternative sources of financing will be available to the Company.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ($000s omitted, except per share amounts)

RESULTS OF OPERATIONS
The Company, like other retailers, experiences seasonal fluctuations in its revenues and net earnings. Historically, a significant amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the thirteen and twenty-six week periods ended June 29, 2002 are not necessarily indicative of the results to be expected for the entire year.

The following table sets forth the statement of operations data for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001. Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

                                                  Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                  June 29,    June 30,    June 29,     June 30,
($000's omitted)                                    2002        2001        2002         2001
-----------------------------------------------------------   ---------  ----------  ----------
Net sales                                         $ 533,540   $ 674,725  $1,070,506  $1,286,404
Finance revenue                                       5,158      28,472      18,069      54,922
Other revenue                                        66,948      78,602     134,100     146,784
Cost of sales
  (including buying and occupancy expenses)         325,637     415,468     668,694     813,142
Selling, general and administrative expenses        320,040     359,751     623,472     691,021
Operating income (loss)                             (40,031)      6,580     (69,491)    (16,053)
Interest expense                                     16,067      15,013      29,978      29,494
Income tax benefit                                        -      (3,559)          -     (17,736)
Minority interest in (income) loss
  of consolidated subsidiary                             (6)        279          26         453
Loss from continuing operations                     (56,104)     (4,595)    (99,443)    (27,358)
Earnings from discontinued operations
   (net of tax expense of
      $6,353 and $13,240, respectively)                   -       9,624           -      20,145
Net income (loss)                                 $ (56,104)  $   5,029  $  (99,443) $   (7,213)
Other information:
------------------
Gross profit margin (% of total net sales)             39.0%       38.4%       37.5%       36.8%
SG&A expenses (% of total revenue)                     52.8%       46.0%       51.0%       46.4%

Comparison of the 13- Weeks Ended June 29, 2002 and June 30, 2001
-----------------------------------------------------------------

Net sales: Net sales decreased by $141,185 or 20.9% to $533,540 for the 13-weeks ended June 29, 2002 from net sales of $674,725 for the 13-weeks ended June 30, 2001. The decrease in net sales for the 13-weeks ended June 29, 2002 reflects weak customer demand, as well as a planned decrease in catalog circulation for each of the merchants and reduced promotional activity at Eddie Bauer. Eddie Bauer's comparable store sales decreased 13% for the 13-week period ended June 29, 2002. Finally, net sales results for the merchants were negatively impacted by more stringent credit-granting measures taken by the Company's private-label preferred credit card operation. Approximately 33% of the Company's net sales for the 13 weeks ended June 29, 2002 were made with the Company's private-label credit cards. If one or more Pay Out Events occur under the Company's private-label securitization arrangements, the Company's net sales may decline substantially if the Company were required to significantly reduce its use of private-label credit cards.

Finance revenue: Finance revenue decreased $23,314 or 81.9% to $5,158 for the 13-weeks ended June 29, 2002 from $28,472 for the 13-weeks ended June 30, 2001. Net pretax gains (losses) on the securitization of credit card receivables included in finance revenue totaled $251, which represented a decrease in pretax gains of $11,972 versus the comparable prior year period. The decline in net pretax gains resulted primarily from an increase in charge-offs compared to the prior year. In addition, declines in finance revenue were also due to lower cash flows received from the trust resulting from higher actual charge-off rates in the current year. If one or more Payout Events occur under the Company's securitization arrangements, the Company's finance revenues would decline sharply.

Other revenue: Other revenue decreased by $11,654 or 14.8% to $66,948 for the 13-weeks ended June 29, 2002 from $78,602 for the 13- weeks ended June 30, 2001. This decrease resulted from lower delivery income at each of the merchants driven by lower order volume.

Cost of sales: Cost of sales decreased by $89,831 or 21.6% to $325,637 for the 13-weeks ended June 29, 2002, from $415,468 for the 13-weeks ended June 30, 2001. The decrease in cost of sales was primarily due to the decline in net sales. In addition, product sourcing initiatives and lower markdowns resulted in a gross profit margin improvement of 60 basis points in comparison to the prior year period.

Selling, general and administrative expenses ("SG&A"): SG&A expenses decreased $39,711 or 11.0%, to $320,040 for the 13-weeks ended June 29, 2002 from $359,751 for the 13-weeks ended June 30, 2001. However, as a percentage of total revenue, SG&A expenses increased to 52.8% for the 13-weeks ended June 29, 2002 from 46.0% in the comparable period of the prior year. This increase is partially due to lower advertising productivity at the merchant companies, which resulted in higher advertising costs as a percentage of net sales. Additionally, operating expenses associated with the private-label preferred credit operations declined at a slower rate than the decline in finance revenues.

Operating income (loss): The Company recorded an operating loss of $(40,031) for the 13-weeks ended June 29, 2002 compared to operating income of $6,580 for the comparable period of the prior year. This decrease was driven by lower net sales at each of the merchant companies and lower finance revenue from the private-label preferred credit card operation.

Interest expense: Interest expense totaled $16,067 and $15,013 for the 13-weeks ended June 29, 2002 and June 30, 2001, respectively. Increased average debt levels resulted in higher interest expense in comparison to the prior year period despite the lower borrowing rates on the Company's debt obligations.

Income tax benefit: The Company has recorded no tax benefits associated with its pretax losses incurred for the 13-week period ending June 29, 2002 due to the substantial doubt about the Company's ability to continue as a going concern (See Note 9 to the Consolidated Financial Statements.) The Company's consolidated effective tax rate for the 13-week period ended June 30, 2001 was 42.2%. The Company assesses its effective tax rate on a continuous basis.

Comparison of the 26-Weeks Ended June 29, 2002 and June 30, 2001
----------------------------------------------------------------

Net sales: Net sales decreased by $215,898 or 16.8% to $1,070,506 for the 26-weeks ended June 29, 2002 from net sales of $1,286,404 for the 26-weeks ended June 30, 2001. The decrease in net sales for the 26- weeks ended June 29, 2002 reflects weak customer demand, as well as a planned decline in catalog circulation for each of the merchants and reduced promotional activity at Eddie Bauer. Eddie Bauer's comparable store sales decreased 14% for the 26-week period ended June 29, 2002. In addition, net sales declined due to more stringent credit-granting measures taken in the Company's private-label preferred credit card operation. Approximately 35% of the Company's net sales for the 39 weeks ended September 28, 2002 were made with the Company's private-label credit cards. If one or more Pay Out Events occur under the Company's private-label securitization arrangements, the Company's net sales may decline substantially if the Company were required to significantly reduce its use of private-label credit cards.

Finance revenue: Finance revenue decreased $36,853 or 67.1% to $18,069 for the 26-weeks ended June 29, 2002 from $54,922 for the 26-weeks ended June 30, 2001. This was driven by lower excess cash flow generated from the trust as well as a decrease in net pretax gains (losses) recorded on the securitization of private-label preferred credit card receivables. Net pretax gains decreased $22,553 and totaled $(4,718) and $17,835 for the 26 weeks ended June 29, 2002 and June 30, 2001, respectively. The decline in net pretax gains resulted from higher discounts recorded on additional cash reserve requirements due to weak portfolio performance as well as an increase in charge offs compared to the prior year. If one or more Payout Events occur under the Company's securitization arrangements, the Company's finance revenues would decline sharply.

Other revenue: Other revenue decreased by $12,684 or 8.6% to $134,100 for the 26-weeks ended June 29, 2002 from $146,784 for the 26-weeks ended June 30, 2001. This decrease resulted from lower delivery income at the merchant companies driven by lower order volume, offset in part by an increase in royalty revenue at Eddie Bauer relating to favorable licensing agreements.

Cost of sales: Cost of sales decreased by $144,448 or 17.8% to $668,694 for the 26-weeks ended June 29, 2002 from $813,142 for the 26-weeks ended June 30, 2001. As a percentage of net sales, cost of sales decreased to 62.5% for the 26-weeks ended June 29, 2002 from 63.2% in the comparable period of the prior year. Product sourcing initiatives and lower markdowns resulted in a gross profit margin improvement of 70 basis points versus the comparable prior year period.

Selling, general and administrative expenses ("SG&A"): SG&A expenses decreased $67,549 or 9.8%, to $623,472 for the 26-weeks ended June 29, 2002 from $691,021 for the 26-weeks ended June 30, 2001. Although SG&A expenses decreased in comparison to the prior year period, as a percentage of total revenue, SG&A expenses increased to 51.0% for the 26-weeks ended June 29, 2002 from 46.4% in the comparable period of the prior year. This increase is partially due to lower advertising productivity at the merchant companies, which resulted in higher advertising costs as a percentage of net sales. Higher fixed operating costs on a lower net sales level also contributed to the higher SG&A rate in comparison to the prior year period. Additionally, operating expenses associated with the private-label preferred credit operation declined at a slower rate than the corresponding decline in finance revenue.

Operating loss: The Company recorded an operating loss of $69,491 for the 26-weeks ended June 29, 2002 compared to an operating loss of $16,053 for the comparable period of the prior year. This increase was driven by lower net sales at each of the merchant companies and lower finance revenue from the private-label preferred credit card operation.

Interest expense: Interest expense totaled $29,978 and $29,494 for the 26-weeks ended June 29, 2002 and June 30, 2001, respectively. Increased average debt levels resulted in higher interest expense in comparison to the prior year period despite the lower borrowing rates on the Company's debt obligations.

Income tax benefit: The Company has recorded no tax benefits associated with its pretax losses incurred for the 26-week period ended June 29, 2002 due to substantial doubt about the Company's ability to continue as a going concern (See Note 9 to the Consolidated Financial Statements). The Company's consolidated effective tax rate was 38.9% for the 26-week period ended June 30, 2001. The Company assesses its effective tax rate on a continuous basis.

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

Net cash used in operating activities totaled $63,827 for the 26-week period ended June 29, 2002 compared to $195,119 for the 26-week period ended June 30, 2001. Net cash used in operations improved by $131,292 compared to the prior year period. The decrease in cash utilized for accounts payable and accrued liabilities primarily reflects lower inventory levels in the current year relative to the prior year period as a result of the Company's commitment to tightly manage inventory in response to the decline in sales. Inventory levels were 16% lower at June 29, 2002 as compared to June 30, 2001.

Net cash used in investing activities totaled $74,076 for the 26-week period ended June 29, 2002 compared to $50,495 in the same period last year. This increase in cash used in investing activities was primarily due to increases in cash reserve requirements for private-label preferred receivable securitizations. Cash reserves increased by $67,670 due to unfavorable credit card portfolio performance driven by higher charge-offs. The Company maintains cash reserve accounts as necessary, representing reserve funds used as credit enhancement for specific classes of investor certificates. Cash reserve requirements are determined based upon the actual performance of the credit card portfolio. The performance of the credit card portfolio is measured based upon actual finance yield and charge-off rates. Net additions to property and equipment in the current period were comprised primarily of Eddie Bauer retail store remodeling and expansion, the purchase of an administrative building for Newport News and information technology purchases for equipment and development.

Net cash used in discontinued operations totaled $20,548 for the 26-week period ending June 29, 2002, a decrease of $5,929 compared to $26,477 in the same period last year. Net cash used in discontinued operations improved primarily due to lower asset levels compared to the corresponding period in the prior year.

As of June 29, 2002, total debt was $1,300,857 compared to $1,051,857 as of June 30, 2001. The increase in total debt from June 30, 2001 was primarily driven by declining operating results for the Company and increased funding requirements for the private-label preferred credit card operation to support collateral requirements due to weak portfolio performance. The Company has a $750,000 revolving credit agreement with a group of banks. Borrowings under the agreement are comprised of a $600,000 long-term component maturing July 2003 and a $150,000 364-day component that matured in June 2002. Borrowings under the Company's $600,000 long-term revolving credit agreement were $600,000 at June 29, 2002. Borrowings under the $150,000, 364-day agreement were $100,000 at June 29, 2002. However, the revolving credit agreement provides for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, the borrowing capacity under the revolving credit facility was capped at $700,000, which represented the Company's borrowings outstanding on this date.

The Company's revolving and non-affiliated loan agreements provide for restrictive covenants, including restrictions on the payment of dividends. Financial covenants of these agreements establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). Additionally, these and certain other debt agreements contain cross default provisions. For the reporting period June 29, 2002, the Company was in violation of its financial covenants and certain other covenants. Accordingly, the financial statements reflect all of the Company's debt obligations under "current portion of long-term debt." (See Note 9.) The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that either a new credit facility or alternative sources of financing will be available to the Company.

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

In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At December 29, 2001, borrowings under this agreement totaled $50,000. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand (GmbH & Co) was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG, a related party. These term loans had a maturity date of December 31, 2002, bear interest at a rate of 4% per annum and may be subordinate to borrowings under any new credit facility. As of March 30, 2002, there was an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co). Interest expense attributable to the borrowings from Otto Versand (GmbH & Co) and Otto-Spiegel Finance G.m.b.H & Co. KG during the 13- and 26-weeks ended June 29, 2002 was $1,661 and $2,543, respectively. As of February 2003, the related party borrowings outstanding consisted of the $100,000 term loans from Otto-Spiegel Finance G.m.b.H. & Co. KG and the $60,000 senior unsecured loan from Otto Versand (GmbH & Co).

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

The following table reflects the facility amounts and the maturity dates of the Company's off-balance sheet facilities:

($000's omitted)          2002       2003        2004          2005           2006      Thereafter
---------------------   --------   --------   ----------   ------------   ----------   ------------
First Consumers
  Master Trust Series
  1999-A                     $-         $-     $250,000     $        -     $      -             $-

First Consumers
  Credit Card Master
  Note Trust Series
  2001-A                      -          -            -              -      600,000              -

Spiegel Credit Card
  Master Note Trust
  & First Consumers
  Credit Card
  Master Note Trust
  Series 2001-VFN             -          -            -      1,500,000            -              -

Spiegel Credit Card
  Master Note Trust
  Series 2000-A               -          -            -        600,000            -              -

Spiegel Credit Card
  Master Note Trust
  Series 2001-A               -          -            -        600,000            -              -

                        --------   --------   ----------   ------------   ----------   ------------
Total Securitizations        $-         $-     $250,000     $2,700,000     $600,000             $-
                        ========   ========   ==========   ============   ==========   ============

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

The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things, MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation, and to obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company; provided that during the first seven months following the date of the settlement agreement such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven-month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may differ from the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contains other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. The Company is not presently in compliance with the requirements of the MBIA agreement and is currently negotiating an amendment to the MBIA agreement to extend the date of these requirements. There can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include declaring the occurrence of a "Pay Out Event", as described above. See Note 9 to the consolidated financial statements.

On May 15, 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things, (i) contains restrictions on transactions between the bank and its affiliates and requires the bank to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires the bank to obtain an aggregate of $198,000 in guarantees, which, guarantees have been provided through the Company's majority shareholder; (iii) restricts the banks ability to accept, renew or rollover deposits; (iv) places restrictions on the bank's ability to issue new credit cards and make credit line increases; (v) requires the bank within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires the bank to maintain sufficient assets to meet daily liquidity requirements; (vii) requires the bank to complete a comprehensive risk management assessment; (viii) establishes minimum capital levels for the bank; (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

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

Overall, aggregate maturities under the Company's cash obligations as of June 29, 2002 are as follows:

($000s omitted)        2002      2003       2004      2005    2006    Thereafter
------------------   -------  ----------  --------  -------  -------  ----------
Revolving credit
  agreement          $     -  $  700,000  $      -  $     -  $     -  $      -

Otto Versand
  (GmbH & Co)
  Senior
  unsecured loan           -      60,000         -        -        -         -

Term loan
  agreements               -     392,857         -        -        -         -

Otto-Spiegel
  Finance G.m.b.H
  & Co KG
  Term loan
  agreements               -     100,000         -        -        -         -

Secured notes              -      48,000         -        -        -         -
Operating leases      62,308     119,613   108,980   96,912   81,897   270,102
                     -------  ----------  --------  -------  -------  --------
Total
  cash obligations   $62,308  $1,420,470  $108,980  $96,912  $81,897  $270,102
                     =======  ==========  ========  =======  =======  ========

The Company was not in compliace with its financial and certain other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable. The above table has reflected the Company's credit obligations with its lending institutions as payable in 2003. See Note 9 to the consolidated financial statements.

In addition, the Company has other commercial commitments as of June 29, 2002 as follows:

($000s omitted)         2002     2003      2004      2005     2006    Thereafter
------------------     ------   ------   -------   -------  -------   ----------
Letter of credit
  facilities           $6,000   $    -   $     -   $     -  $     -    $     -

Standby letters of
  credit                2,500    3,500         -         -        -          -
                       ------   ------   -------   -------  -------    -------
Total commercial
  commitments          $8,500   $3,500   $     -   $     -  $     -    $     -
                       ======   ======   =======   =======  =======    =======

The Company maintains a $150,000 letter of credit facility in addition to off-balance sheet stand-by letters of credit, which are used for the purchase of inventories. The total letter of credit facility commitments outstanding at June 29, 2002 and June 30, 2001 were approximately $12,000 and $112,000, respectively. However, the letter of credit facilities provide restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, no additional letter of credit facilities were available to the Company. In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong (OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months' written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment. Finally, under the provisions of the Vendor Payment Services Agreement, OIHK has a lien over each shipment of goods supplied by vendors on behalf of the Company's merchant operations. The lien shall arise at the time OIHK makes the vendor payments relevant to the shipment in question and shall not be satisfied until receipt by OIHK of the repayment by the Company of the Vendor Payments in question. Such right provides that, upon the receipt of a notice from the Payment Servicer, the Merchant or the vendor would be required to tender any goods, for which the Merchant has not reimbursed OIHK, to OIHK.

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

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand, Poland, Brazil and Turkey. Otto Versand International (GmbH) is a wholly owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $2,827 and $3,506 for the 13- and 26-weeks ended June 29, 2002, respectively, and $3,168 and $5,116 for the 13- and 26-weeks ended June 30, 2001, respectively. The arrangements are indefinite in term but may generally be canceled by either party upon one year written notice.

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

In September 2001, the Company entered into a revolving credit agreement with Otto Versand. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG. These term loans had a maturity date of December 31, 2002, bear interest at a rate of 4% per annum and may be subordinate to borrowings under any new credit facility. As of March 30, 2002, there was an additional $60,000 senior unsecured loan from Otto Versand (GmbH & Co), which bears interest at a rate of LIBOR plus a margin. Interest expense attributable to the borrowings from Otto Versand (GmbH & Co) and Otto-Spiegel Finance G.m.b.H & Co. KG during the 13- and 26- weeks ended June 29, 2002 was $1,661 and $2,543, respectively. As of February 2003, the related party borrowings outstanding consisted of the $100,000 term loans from Otto-Spiegel Finance G.m.b.H. & Co. KG and the $60,000 senior unsecured loan from Otto Versand (GmbH & Co).

ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

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

Interest rates:

The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's second quarter 2002 interest expense would have changed by approximately $1,014. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $65,000 at June 29, 2002.

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

Foreign currency exchange rates:

The Company is subject to foreign currency exchange risk related to its Canadian operations, as well as its joint venture investments in Germany and Japan. The Company is party to certain transactions with the above joint ventures that are denominated in foreign currencies. The Company monitors the exchange rates related to these currencies on a continual basis and will enter into forward derivative contracts for foreign currency when deemed advantageous based on current pricing and historical information. The Company believes that its foreign exchange risk and the effect of this hedging activity are not material due to the size and nature of the above operations. There were no foreign currency hedging contracts outstanding at June 29, 2002.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number             Description of Exhibit
     99                    Section 906 Certification

(b) The following reports were filed on Form 8-K during the thirteen week period ended June 29, 2002:

Form 8-K filed on April 22, 2002, regarding the Company's press release issued on April 19, 2002 to provide an update on the Company's business developments.

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

          See Explanatory Note.

     Date: February 25, 2003

                                         /s/ Martin Zaepfel
                                         --------------------------------
                                         Martin Zaepfel
                                         Chief Executive Officer