Form 10-Q
period 2002-09-28
SPIEGEL INC
filed 2003-02-26
CIK 276641

                                                                  Conformed Copy

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended September 28, 2002

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________  to _______________

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

                         SPIEGEL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q
             Thirteen and Thirty-nine Weeks Ended September 28, 2002


                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Consolidated Balance Sheets,
     September 28, 2002, September 29, 2001 and December 29, 2001            4

    Consolidated Statements of Operations,
     Thirteen and Thirty-nine Weeks Ended September 28, 2002 and
      September 29, 2001                                                     5

    Consolidated Statements of Cash Flows,
     Thirty-nine Weeks Ended September 28, 2002 and September 29, 2001       6

    Notes to Consolidated Financial Statements                              7-17

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        18-29

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          29

Item 4 - Controls and Procedures                                             30

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   30

Item 6 - Exhibits and Reports on Form 8-K                                    31

Signatures                                                                   32

Certifications                                                               33

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

         Consequently, this Form 10-Q for the quarter ended September 28, 2002 is filed by the Company without the CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 or the conclusion required of the Company's chief financial officer in Item 4(a) of Part I of Form 10-Q. Accordingly, KPMG LLP is unable to complete its review, under Statement on Auditing Standards No. 71, of the interim financial statements.

         As soon as it is available, the Company will file an amendment to its Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 which is expected to include: (1) the certifications required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002 of a chief financial officer and (2) an indication of whether KPMG LLP has completed its review in accordance with Statement on Auditing Standards No. 71.

                         Spiegel, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               ($000s omitted, except share and per share amounts)

                                                                     (unaudited)       (unaudited)
                                                                    -------------     -------------     -------------
                                                                    September 28,     September 29,      December 29,
                                                                         2002             2001              2001
                                                                    -------------     -------------     -------------
ASSETS

Current assets:
   Cash and cash equivalents                                         $   26,917        $   49,584        $   29,528
   Receivables, net                                                     545,633           735,110           638,206
   Inventories                                                          539,158           607,729           476,903
   Prepaid expenses and other current assets                            107,077           112,755            88,434
   Refundable income taxes                                                2,185                 -             5,798
   Deferred income taxes                                                      -            36,953                 -
   Assets of discontinued operations                                    332,165           469,951           365,767
                                                                     -----------       -----------       -----------
     Total current assets                                             1,553,135         2,012,082         1,604,636
                                                                     -----------       -----------       -----------
Property and equipment, net                                             316,901           355,385           351,543
Intangible assets, net                                                  135,357           139,848           135,357
Other assets                                                            268,535           143,381           163,812
                                                                     -----------       -----------       -----------
     Total assets                                                    $2,273,928        $2,650,696        $2,255,348
                                                                     ===========       ===========       ===========

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                 $1,140,857        $   30,214        $1,001,857
   Related party debt                                                   245,000                 -            50,000
   Accounts payable and accrued liabilities                             386,128           387,597           476,249
   Liabilities of discontinued operations                               429,507           171,919           512,639
   Income taxes payable                                                       -            24,245                 -
                                                                     -----------       -----------       -----------
     Total current liabilities                                        2,201,492           613,975         2,040,745
                                                                     -----------       -----------       -----------
Long-term debt, excluding current portion                                     -         1,162,643                 -
Deferred income taxes                                                         -            86,296                 -
                                                                     -----------       -----------       -----------
     Total liabilities                                                2,201,492         1,862,914         2,040,745
                                                                     -----------       -----------       -----------

Stockholders' equity:
   Class A non-voting common stock, $1.00 par value; authorized
     16,000,000 shares; 14,945,144, 14,864,744, and 14,945,144
     shares issued and outstanding at September 28, 2002,
     September 29, 2001 and December 29, 2001, respectively              14,945            14,945            14,945
   Class B voting common stock, $1.00 par value;
     authorized 121,500,000 shares;
     117,009,869 shares issued and outstanding                          117,010           117,010           117,010
Additional paid-in capital                                              329,489           329,489           329,489
Accumulated other comprehensive loss                                    (12,419)          (10,217)          (10,162)
Retained earnings (accumulated deficit)                                (376,589)          336,555          (236,679)
                                                                     -----------       -----------       -----------
     Total stockholders' equity                                          72,436           787,782           214,603
                                                                     -----------       -----------       -----------
     Total liabilities and stockholders' equity                      $2,273,928        $2,650,696        $2,255,348
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

                         Spiegel, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               ($000s omitted, except share and per share amounts)
                                   (unaudited)

                                                                       Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                                  ------------------------------------------------------------------
                                                                  September 28,    September 29,     September 28,     September 29,
                                                                      2002             2001              2002              2001
                                                                  -------------    -------------     -------------     -------------
Net sales and other revenues:
   Net sales                                                      $    472,319     $    574,736      $  1,542,825      $  1,861,140
   Finance revenue                                                      22,580           14,260            40,649            69,182
   Other revenue                                                        54,933           64,374           189,033           211,158
                                                                  -------------    -------------     -------------     -------------
                                                                       549,832          653,370         1,772,507         2,141,480
Cost of sales and operating expenses:
   Cost of sales, including buying and
     occupancy expenses                                                305,317          378,342           974,011         1,191,484
   Selling, general and administrative
     expenses                                                          266,667          309,953           890,139         1,000,974
                                                                  -------------    -------------     -------------     -------------
                                                                       571,984          688,295         1,864,150         2,192,458
Operating loss                                                         (22,152)         (34,925)          (91,643)          (50,978)
Interest expense                                                        18,311           14,392            48,289            43,886
                                                                  -------------    -------------     -------------     -------------
Loss from continuing operations before income taxes
   and minority interest                                               (40,463)         (49,317)         (139,932)          (94,864)
                                                                  -------------    -------------     -------------     -------------
Income tax benefit                                                           -          (18,333)                -           (36,069)
                                                                  -------------    -------------     -------------     -------------
Minority interest in (income) loss of consolidated subsidiary               (4)             152                22               605
                                                                  -------------    -------------     -------------     -------------
Loss from continuing operations                                        (40,467)         (30,832)         (139,910)          (58,190)
                                                                  -------------    -------------     -------------     -------------
Earnings from discontinued operations (net of tax expense of
   $11,010 and $24,250, respectively)                                        -           18,527                 -            38,672
                                                                  -------------    -------------     -------------     -------------
Net loss                                                          $    (40,467)    $    (12,305)     $   (139,910)     $    (19,518)
                                                                  =============    =============     =============     =============
Earnings (loss) per common share:
Net earnings (loss) per common share from:
Continuing operations:
   Basic and diluted                                              $      (0.31)    $      (0.23)     $      (1.06)     $      (0.44)
Discontinued operations:
   Basic and diluted                                                         -             0.14                 -              0.29
Net loss per common share:
                                                                  -------------    -------------     -------------     -------------
   Basic and diluted                                              $      (0.31)    $      (0.09)     $      (1.06)     $      (0.15)
                                                                  =============    =============     =============     =============
Weighted average number of common shares outstanding:
   Basic                                                           131,955,013      131,926,286       131,955,013       131,893,049
                                                                  =============    =============     =============     =============
   Diluted                                                         131,955,013      131,926,286       131,955,013       131,893,049
                                                                  =============    =============     =============     =============

See accompanying notes to consolidated financial statements.

                         Spiegel, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 ($000s omitted)
                                   (unaudited)

                                                                           Thirty-nine Weeks Ended
                                                                       -------------------------------
                                                                       September 28,     September 29,
                                                                           2002              2001
                                                                       -------------     -------------
Cash flows from operating activities:
Loss from continuing operations                                          $(139,910)        $ (58,190)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
   Loss on sale of fixed assets                                                488                 -
   Depreciation and amortization                                            53,227            50,688
   Net pretax losses (gains) on sale of receivables                          9,966           (13,834)
   Minority interest in loss of consolidated subsidiary                        (22)             (605)
   Change in assets and liabilities:
     Decrease in receivables, net                                           82,647            15,221
     Increase in inventories                                               (62,177)          (45,687)
     Increase in prepaid expenses                                          (18,898)          (13,069)
     Decrease in accounts payable and other accrued liabilities            (92,332)         (210,638)
     Decrease in refundable and payable income taxes, respectively           3,613            (2,392)
                                                                         ----------        ----------
Net cash used in operating activities                                     (163,398)         (278,506)
                                                                         ----------        ----------

Cash flows from investing activities:
Net additions to property and equipment                                    (11,600)          (52,375)
Proceeds from sale of fixed assets                                           4,552                 -
Net additions to other assets                                             (113,159)          (53,442)
                                                                         ----------        ----------
Net cash used in investing activities                                     (120,207)         (105,817)
                                                                         ----------        ----------

Cash flows from financing activities:
Issuance of debt                                                           472,000           494,000
Payment of debt                                                           (138,000)          (95,714)
Payment of dividends                                                             -           (15,828)
Contribution from minority interest of
     consolidated subsidiary                                                    42             4,661
Increase in deferred financing fees                                         (3,535)             (343)
Issuance of Class A common shares                                                -               564
                                                                         ----------        ----------
Net cash provided by financing activities                                  330,507           387,340
                                                                         ----------        ----------
Net cash provided by (used in) discontinued operations                     (49,530)           11,068
                                                                         ----------        ----------
Effect of exchange rate changes on cash                                         17               383
                                                                         ----------        ----------
Net change in cash and cash equivalents                                     (2,611)           14,468
Cash and cash equivalents at beginning of period                            29,528            35,116
                                                                         ----------        ----------
Cash and cash equivalents at end of period                               $  26,917         $  49,584
                                                                         ==========        ==========

Supplemental cash flow information:
   Cash paid during the period for:
     Interest                                                            $  57,772         $  53,271
                                                                         ----------        ----------
     Income taxes                                                        $     787         $  22,822
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

The consolidated financial statements include the accounts of Spiegel, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's private-label credit card portfolio is serviced by First Consumers National Bank ("FCNB"), a wholly owned subsidiary. Costs for servicing the private-label portfolio are charged to the private-label preferred credit card operation by FCNB. Although the Company plans to discontinue the bankcard business, it plans to remain in the private-label credit card business. In the future, the Company plans to issue its private-label credit cards through its merchant operations, rather than FCNB, but also may consider seeking a third-party credit provider. The Company is in the process of establishing an in-house capability to service these receivables or otherwise it will seek to secure a third-party credit provider. There can be no guarantees that upon sale or liquidation of the bankcard segment (as discussed in Note 8) the Company will be able to service the private-label portfolio under a similar cost structure internally or through a third party credit provider.

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

The carrying amount for each intangible asset class with an indefinite life is as follows:

                    September 28,   September 29,   December 29,
                        2002            2001           2001
                    -------------   -------------   ------------
Goodwill               $ 76,601        $ 79,142        $ 76,601
Trademarks               58,756          60,706          58,756
                    -------------   -------------   ------------
                       $135,357        $139,848        $135,357
                    =============   =============   ============

The following table reflects net loss and net loss per share as if goodwill and trademarks were not subject to amortization for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001.

                                                  Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                              -----------------------------   -----------------------------
                                              September 28,   September 29,   September 28,   September 29,
                                                  2002            2001            2002            2001
                                              -------------   -------------   -------------   -------------
Reported net income (loss)                       $(40,467)       $(12,305)      $(139,910)       $(19,518)

Add back:
Goodwill amortization (net of tax benefit of
  $122 and $237, respectively)                          -              87               -             203
Trademark amortization (net of tax benefit of
  $94 and $182, respectively)                           -              66               -             156
                                              -------------   -------------   -------------   -------------
Adjusted net loss                                $(40,467)       $(12,152)      $(139,910)       $(19,159)
                                              =============   =============   =============   =============

Net loss per share (basic and diluted):
Reported net loss                                $  (0.31)       $  (0.09)      $   (1.06)       $  (0.15)
Goodwill amortization                                   -               -               -               -
Trademark amortization                                  -               -               -               -
                                              -------------   -------------   -------------   -------------
Adjusted net loss per share                      $  (0.31)       $  (0.09)      $   (1.06)       $  (0.15)
                                              =============   =============   =============   =============

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

As of September 28, 2002, the Company is party to interest rate swap agreements, which are designated as cash flow hedges under SFAS No. 133 and are accounted for by recording the net interest paid as interest expense on a current basis. As of September 28, 2002 and September 29, 2001, the cumulative loss in OCL was $5,619 (net of tax benefit of $1,610) and $3,971 (net of tax benefit of $2,331), respectively related to the interest rate swap agreements, which are reflected at fair value of $7,229 and $6,302 in accrued liabilities, respectively. See
Note 5. The Company estimates that $2,657 will be reclassified into earnings during the twelve months ended September 27, 2003.

At September 28, 2002, the Company had an interest rate swap agreement to hedge the underlying interest risks on a term loan agreement with Berliner Bank with effective and termination dates from March 1996 to December 2004. The notional amount of the interest swap agreement as of September 28, 2002 and September 29, 2001 was $30,000. The fair value of the swap agreement at September 28, 2002 and September 29, 2001 was $(3,532) and $(3,324), respectively and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions.

At September 28, 2002, the Company also had an interest rate swap agreement with Bank of America to hedge the underlying interest risks on a portion of the outstanding balance of the revolving credit agreement with an effective and termination date of July 2003. The notional amount of the interest rate swap agreement as of September 28, 2002 and September 29, 2001 was $35,000. The fair value of this swap agreement at September 28, 2002 and September 29, 2001 was $(3,697) and $(2,978), respectively and was estimated by a financial institution and represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates and risks of the transactions. The counterparties are expected to fully perform under the terms of the agreements, thereby mitigating the risk from these transactions.

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

During the 39-weeks ended September 29, 2001, derivative gains of $202 (net of taxes of $118) were reclassified to earnings upon settlement of the hedged transactions. There were no unrealized gains or losses related to foreign currency forward contracts included in OCL as of September 28, 2002 and September 29, 2001, respectively. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the 39-weeks ended September 28, 2002 and September 29, 2001.

The Company monitors its foreign currency exposures on a continual basis to maximize the overall effectiveness of its foreign currency hedge positions.

(5) Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
(Loss)
The components of comprehensive income (loss) are as follows:

                                                Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                               Sept. 28,     Sept. 29,     Sept. 28,     Sept. 29,
                                                 2002          2001          2002          2001
                                              -----------   -----------   -----------   -----------
Net income (loss)                               $(40,467)     $(12,305)    $(139,910)     $(19,518)
Cumulative effect of a change in
  accounting for derivative financial
  instruments (net of tax benefit of $919)             -             -             -        (1,566)
Unrealized gain (loss) on derivatives
  (net of tax expense (benefit) of $0,
  $(1,044), $282 and $(1,412), respectively)      (1,601)       (1,778)       (2,398)       (2,405)
Foreign currency translation adjustment             (843)         (816)          141          (947)
                                              -----------   -----------   -----------   -----------
Comprehensive income (loss)                     $(42,911)     $(14,899)    $(142,167)     $(24,436)
                                              ===========   ===========   ===========   ===========

The components of accumulated other comprehensive loss are as follows:

                                               Sept. 28,     Sept. 29,    December 29,
                                                 2002          2001          2001
                                              -----------   -----------   ------------
Accumulated loss on derivative
  financial instruments (net of tax benefit
  of $1,610, $2,331 and $1,892, respectively)   $ (5,619)     $ (3,971)      $ (3,221)
Foreign currency translation adjustment           (6,800)       (6,246)        (6,941)
                                              -----------   -----------   ------------
                                                $(12,419)     $(10,217)      $(10,162)
                                              ===========   ===========   ============

(6) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

                                   September 28,   September 29,   December 29,
                                       2002            2001            2001
                                   -------------   -------------   ------------
Trade payables                     $     143,304   $     146,849   $    178,496
Gift certificates and other
  customer credits                        52,653          46,787         60,085
Salaries, wages and employee
  benefits                                31,553          50,319         55,475
General taxes                             63,512          54,736         78,704
Allowance for future returns              18,447          18,711         30,491
Other liabilities                         76,659          70,195         72,998
                                   -------------   -------------   ------------
Total accounts payable and
  accrued liabilities              $     386,128   $     387,597   $    476,249
                                   =============   =============   ============

(7) Debt, Commitments and Contingencies

Total debt consists of the following:

                                                          September 28,   September 29,   December 29,
                                                               2002            2001           2001
                                                          -------------   -------------   ------------
Revolving credit agreement                                $     700,000   $     740,000   $    561,000
Otto Versand (GmbH & Co)* senior unsecured loan                 145,000               -              -
Otto Versand (GmbH & Co)* revolving credit agreement                  -               -         50,000
Term loan agreements, 6.22% to 8.66%
  due October 16, 2002 through July 31, 2007                    392,857         392,857        392,857
Otto-Spiegel Finance G.m.b.H. & Co. KG
  term loan agreement, 4% due December 31, 2002                 100,000               -              -
Secured notes, 7.25% to 7.35% due November 15, 2002
  through November 15, 2005                                      48,000          60,000         48,000
                                                          -------------   -------------   ------------
Total debt                                                $   1,385,857   $   1,192,857   $  1,051,857
                                                          =============   =============   ============

* Otto Versand (GmbH & Co) ("Otto Versand"), a privately held German partnership, acquired the Company in 1982. In April 1984, Otto Versand transferred its interest in the Company to its partners and designees. In October 2002, the German partnership changed its name from Otto Versand (GmbH &
Co) to Otto (GmbH & Co KG), hereinafter referred to as "Otto Versand (GmbH &
Co)" or "Otto Versand".

For the reporting period December 29, 2001 and September 28, 2002, the Company was not in compliance with its financial and certain other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable.

The Company has a $750,000 revolving credit agreement with a group of banks. The commitment is comprised of two components, including a $600,000 long-term agreement maturing in July 2003 and a $150,000 364-day agreement that matured in June 2002. Borrowings under the Company's $600,000 long-term revolving credit agreement were $600,000 at September 28, 2002. Borrowings under the $150,000 364-day agreement were $100,000 at September 28, 2002. The revolving credit agreement provides for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on

February 18, 2002, the borrowing capacity under the revolving credit facility was capped at $700,000, which represented the Company's borrowings outstanding on this date.

The Company's revolving and non-affiliate loan agreements provide for restrictive covenants, including restrictions on the payment of dividends. Financial covenants contained in these agreements establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). Additionally, these and certain other debt agreements contain cross default provisions. For the reporting period September 28, 2002, the Company was in violation of its financial covenants and certain of its other covenants. Accordingly, the financial statements reflect all of the Company's debt obligations under "current portion of long-term debt." (See Note 9.) The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that either a new credit facility or alternative sources of financing will be available to the Company.

In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand (GmbH & Co) was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG. These term loans had a maturity date of December 31, 2002, bear interest at a rate of 4% per annum and may be subordinate to the borrowings under any new credit facility. As of September 28, 2002, related party borrowings consisted of senior unsecured loans from Otto Versand (GmbH & Co) in the amount of $145,000 and $100,000 in term loans from Otto-Spiegel Finance G.m.b.H & Co. KG. Interest expense attributable to the borrowings from Otto Versand (GmbH & Co) and Otto-Spiegel Finance G.m.b.H & Co. KG during the 13- and 39- weeks ended September 28, 2002 was $1,879 and $4,422, respectively. As of February 2003, the related party borrowings outstanding consisted of the $100,000 term loans from Otto-Spiegel Finance G.m.b.H. & Co. KG and the $60,000 senior unsecured loan from Otto Versand (GmbH & Co).

The Company maintains a $150,000 letter of credit facility in addition to off-balance sheet stand-by letters of credit, which are used for the purchase of inventories. The total letter of credit facility commitments outstanding at September 28, 2002 and September 29, 2001 were approximately $6,000 and $119,000, respectively. However, the letter of credit facilities provide restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with our lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, no additional letter of credit facilities were available to the Company. In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong
(OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months' written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment. Finally, under the provisions of the Vendor Payment Services Agreement, OIHK has a lien over each shipment of goods supplied by vendors on behalf of the Company's merchant operations. The lien shall arise at the time OIHK makes the vendor payments relevant to the shipment in question and shall not be satisfied until receipt by OIHK of the repayment by the Company of the Vendor Payments in question. Such right provides that, upon the receipt of a notice from the Payment Servicer, the Merchant or the vendor would be required to tender any goods, for which the Merchant has not reimbursed OIHK, to OIHK.

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

The Company and FCNB filed suit and obtained a temporary restraining order against MBIA and The Bank of New York on April 11, 2002, in the Supreme Court of the State of New York, County of New York. On May 16, 2002, the Company and MBIA entered into a settlement agreement pursuant to which, among other things, MBIA agreed to withdraw its April 4, 2002 letter. In addition, the Company and FCNB agreed to dismiss the litigation and obtain a backup servicer no later than December 1, 2002. Finally, the Company agreed to increase the amounts required to be on deposit in a reserve account established for the benefit of MBIA as insurer of the notes. Amounts in that reserve account are available to cover the shortfall in any period, if any, between available collections on the receivables and the amounts owing in respect of principal and interest on the notes, prior to a claim being made against the insurer for such amounts. Pursuant to the agreement, increases in the reserve account will be funded by diverting excess receivables collections that would otherwise be available to the Company; provided that during the first seven months following the date of the settlement agreement such diversions were limited to a maximum of $9,000 per month and an incremental $60,000 in the aggregate for the seven-month period. This diversion of excess cash is measured based upon certain receivable portfolio performance criteria. Accordingly, the actual reserve requirements may differ from the dollar amounts disclosed above based upon actual receivable portfolio performance. The agreement with MBIA contains other requirements, including the requirement to file the Company's and FCNB's 2001 financial statements by December 6, 2002. In addition, the Company agreed to appoint a backup servicer for the servicing of its receivable portfolio and to execute a backup servicing agreement by December 1, 2002. The Company is not presently in compliance with the requirements of the MBIA agreement and is currently negotiating an amendment to the MBIA agreement to extend the date of these requirements. There can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include declaring the occurrence of a "Pay Out Event", as described above. See Note 9.

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

Discontinued operations include management's best estimates of the amounts to be realized on the sale of the bankcard segment. In the fourth quarter of fiscal 2001, the Company recorded an estimated loss on disposal of the bankcard segment of $319,297. This charge includes an estimate of severance and fees of $8,000 and estimated losses from the bankcard segment of $40,000 from the measurement date to the disposal date. If the Company were to sell the bankcard business for less than these estimates or were required to liquidate the bankcard portfolio, the Company will likely have to increase its estimated loss on the disposal of the bankcard segment. Earnings (losses) for the bankcard segment for the 13 and 39-weeks ending September 28, 2002 totaled $4,762 and $(6,979), which were recorded against the Company's loss on disposal accrual.

Assets and liabilities of the discontinued operations are as follows:

                                                   September 28,     September 29,     December 29,
                                                        2002             2001              2001
                                                   -------------     -------------     ------------
Current assets of discontinued operations             $267,305          $419,805        $ 314,160
Long-term assets                                        64,860            50,146           51,607
                                                      ---------         --------        ----------
  Assets of discontinued operations                    332,165           469,951          365,767
                                                      ---------         --------        ----------
Current liabilities (including estimated loss
  on disposal)                                         429,507           139,690          512,639
Long-term liabilities                                        -            32,229                -
                                                      ---------         --------        ----------
  Liabilities of discontinued operations               429,507           171,919          512,639
                                                      ---------         --------        ----------
Total net assets (liabilities) of discontinued
  operations                                          $(97,342)         $298,032        $(146,872)
                                                      =========         ========        ==========

(9) Going Concern

The Company's revolving and non-affiliate loan agreements contain covenants, including restrictions on the payment of dividends and financial covenants that require the Company to maintain minimum levels of tangible net worth and certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). For the reporting periods December 29, 2001, and September 28, 2002, the Company was in violation of its financial covenants and certain other covenants contained in the Company's debt agreements and, accordingly, all of the Company's debt is currently due and payable. The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that either a new credit facility or alternative sources of financing will be available to the Company.

In addition, the Company has not complied with the provisions of the MBIA settlement agreement as of February 2003. The Company is working with MBIA to obtain amended settlement agreements. However, there can be no guarantees that MBIA will not exercise its remedies under the settlement agreement, which would include a "Pay Out Event".

Finally, the Company has forecasted that, for the reporting period ending February 28, 2003, it will not meet certain minimum performance requirements on two of its six Series of ABS securities which relate to bankcard receivables sold, and potentially on one of the insured Series, which relate to private-label receivables sold. If these three Series fail to meet these minimum performance requirements, there would be an automatic Pay Out Event, either directly or as a result of cross-default provisions, on five of the six Series and MBIA would be entitled to declare a Pay Out Event on the sixth Series.

The Company was not in compliance with its financial and certain other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable. The Company has been unable to successfully negotiate a new credit facility with its lending institutions, to obtain an amended settlement agreement with MBIA Insurance Corporation ("MBIA"), or to prevent Pay Out Events from occurring under its securitization transactions. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition, the Company is currently assessing the effect on its financial statements of a Pay Out Event with respect to one or more of its private-label Series. While it is likely that any such Pay Out Event would have a material adverse effect on the Company's financial condition and results of operations, the Company is unable, at this time, to quantify the effect on the Company's financial statements.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ($000s omitted, except per share amounts)

RESULTS OF OPERATIONS
The Company, like other retailers, experiences seasonal fluctuations in its revenues and net earnings. Historically, a significant amount of the Company's net sales and a majority of its net earnings have been realized during the fourth quarter. Accordingly, the results for the thirteen and thirty-nine week periods ended September 28, 2002 are not necessarily indicative of the results to be expected for the entire year.

The following table sets forth the statement of operations data for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001. Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

                                                  Thirteen Weeks       Thirty-nine Weeks
                                                      Ended                 Ended
                                               Sept. 28,  Sept. 29,  Sept. 28,    Sept. 29,
($000's omitted)                                 2002      2001         2002         2001
--------------------------------------------------------  ---------  ----------   ----------
Net sales                                      $472,319   $574,736   $1,542,825   $1,861,140
Finance revenue                                  22,580     14,260       40,649       69,182
Other revenue                                    54,933     64,374      189,033      211,158
Cost of sales
 (including buying and occupancy expenses)      305,317    378,342      974,011    1,191,484
Selling, general and administrative expenses    266,667    309,953      890,139    1,000,974
Operating loss                                  (22,152)   (34,925)     (91,643)     (50,978)
Interest expense                                 18,311     14,392       48,289       43,886
Income tax benefit                                    -    (18,333)           -      (36,069)
Minority interest in (income) loss
 of consolidated subsidiary                          (4)       152           22          605
Loss from continuing operations                 (40,467)   (30,832)    (139,910)     (58,190)
Earnings from discontinued operations
 (net of tax expense of $6,353 and $24,250,
 respectively)                                        -     18,527            -       38,672
Net loss                                       $(40,467)  $(12,305)  $ (139,910)  $  (19,518)
Other information:
Gross profit margin (% of total net sales)         35.4%      34.2%        36.9%        36.0%
SG&A expenses (% of total revenue)                 48.5%      47.4%        50.2%        46.7%

Comparison of the 13 Weeks Ended September 28, 2002 and September 29, 2001
--------------------------------------------------------------------------

Net sales: Net sales decreased by $102,417 or 17.8% to $472,319 for the 13 weeks ended September 28, 2002 from net sales of $574,736 for the 13 weeks ended September 29, 2001. The decrease in net sales was driven by lower catalog and retail net sales, partially offset by a two percent increase in e-commerce net sales. Weak customer demand for the product offer, as well as, lower catalog circulation and less promotional activity, were primary reasons for the sales decrease in the current year period. Eddie Bauer's comparable store sales decreased 13% for the 13-week period ended September 28, 2002. In addition, third quarter sales results for the merchants were negatively impacted by more stringent credit-granting measures taken in the Company's private-label preferred credit card operation. Approximately 31% of the Company's net sales for the 13 weeks ended September 28, 2002 were made with the Company's private-label credit cards. If one or more Pay Out Events occur under the Company's private-label securitization arrangements, the Company's net sales may decline substantially if the Company were required to significantly reduce its use of private-label credit cards.

Finance revenue: Finance revenue increased by $8,320 or 58.4% to $22,580 for the 13 weeks ended September 28, 2002 from $14,260 for the 13 weeks ended September 29, 2001. This was driven by increased excess cash flow generated from the trust due to increased credit fee revenue and lower net charge-offs versus the comparable period last year. If one or more Payout Events occur under the Company's securitization arrangements, the Company's finance revenues would decline sharply.

Other revenue: Other revenue decreased by $9,441 or 14.7% to $54,933 for the 13 weeks ended September 28, 2002 from $64,374 for the 13 weeks ended September 29, 2001. This decrease resulted from lower delivery income at each of the merchants driven by lower order volume.

Cost of sales: Cost of sales decreased by $73,025 or 19.3% to $305,317 for the 13 weeks ended September 28, 2002, from $378,342 for the 13 weeks ended September 29, 2001. The dollar decrease in cost of sales was primarily due to the decline in net sales. In addition, product sourcing initiatives and lower markdowns resulted in a gross profit margin improvement of 120 basis points in comparison to the prior year period.

Selling, general and administrative expenses ("SG&A"): SG&A expenses decreased by $43,286 or 14.0%, to $266,667 for the 13 weeks ended September 28, 2002 from $309,953 for the 13 weeks ended September 29, 2001. As a percentage of total revenue, SG&A expenses increased to 48.5% for the 13 weeks ended September 28, 2002 from 47.4% in the comparable period of the prior year. This increase was driven by lower advertising productivity at the merchant companies, which resulted in higher advertising costs as a percentage of net sales. Lower operating expenses, including payroll and benefit costs, partially offset the unfavorable advertising productivity.

Operating loss: The Company recorded an operating loss of $22,152 for the 13 weeks ended September 28, 2002 compared to an operating loss of $34,925 for the comparable period of the prior year. The improvement in the current year was driven by gross margin improvements at the retail stores and lower operating expenses.

Interest expense: Interest expense totaled $18,311 and $14,392 for the 13 weeks ended September 28, 2002 and September 29, 2001, respectively. Increased average debt levels resulted in higher interest expense in comparison to the prior year period, despite lower borrowing rates on the Company's debt obligations.

Income tax benefit: The Company has recorded no tax benefits associated with its pretax losses incurred for the 13-week period ending September 28, 2002 due to substantial doubt about the Company's ability to continue as a going concern (See Note 9 to the consolidated financial statements). The consolidated effective tax rate for the 13-week period ended September 29, 2001 was 37.2%. The Company assesses its effective tax rate on a continuous basis.

Comparison of the 39 Weeks Ended September 28, 2002 and September 29, 2001
--------------------------------------------------------------------------

Net sales: Net sales decreased by $318,315 or 17.1% to $1,542,825 for the 39 weeks ended September 28, 2002 from net sales of $1,861,140 for the 39-weeks ended September 29, 2001. The decrease in net sales was driven by lower catalog and retail net sales, partially offset by an increase in e-commerce net sales. The decrease in net sales for the 39 weeks ended September 28, 2002 reflects weak customer demand, as well as a planned decline in catalog circulation for each of the merchants and reduced promotional activity at Eddie Bauer. Eddie Bauer's comparable store sales figures decreased 14% for the 39-week period ended September 28, 2002. Finally, net sales declined due to more stringent credit-granting measures taken in the Company's private-label preferred credit card operation. Approximately 34% of the Company's net sales for the 39 weeks ended September 28, 2002 were made with the Company's private-label credit cards. If one or more Pay Out Events occur under the Company's private-label securitization arrangements, the Company's net sales may decline substantially if the Company were required to significantly reduce its use of private-label credit cards.

Finance revenue: Finance revenue decreased $28,533 or 41.2% to $40,649 for the 39 weeks ended September 28, 2002 from $69,182 for the 39 weeks ended September 29, 2001. This was driven by a decrease in net pretax gains (losses) on the securitization of private-label preferred credit card receivables. Net pretax gains decreased $23,388 and totaled $(9,554) and $13,834 for the 39-weeks ended September

28, 2002 and September 29, 2001, respectively. The decline in net pretax gains resulted primarily from higher discounts recorded on additional cash reserve requirements due to weak portfolio performance as well as an increase in charge offs compared to the prior year. If one or more Payout Events occur under the Company's securitization arrangements, the Company's finance revenues would decline sharply.

Other revenue: Other revenue decreased by $22,125 or 10.5% to $189,033 for the 39 weeks ended September 28, 2002 from $211,158 for the 39 weeks ended September 29, 2001. This decrease resulted from lower delivery income at the merchant companies driven by lower order volume, which was partially offset by an increase in royalty revenue at Eddie Bauer relating to licensing agreements entered into with third-party licensees.

Cost of sales: Cost of sales decreased by $217,473 or 18.3% to $974,011 for the 39 weeks ended September 28, 2002 from $1,191,484 for the 39 weeks ended September 29, 2001. As a percentage of net sales, cost of sales decreased to 63.1% for the 39 weeks ended September 28, 2002 from 64.0% in the comparable period of the prior year. The dollar decrease in cost of sales was primarily due to the decline in net sales. Product sourcing initiatives and lower markdowns resulted in a gross profit margin improvement of 90 basis points versus the comparable period of the prior year.

Selling, general and administrative expenses ("SG&A"): SG&A expenses decreased $110,835 or 11.1%, to $890,139 for the 39 weeks ended September 28, 2002 from $1,000,974 for the 39 weeks ended September 29, 2001. Although SG&A expenses decreased in comparison to the prior year period, as a percentage of total revenue, SG&A expenses increased to 50.2% for the 39-weeks ended September 29, 2002 from 46.7% in the comparable period of the prior year. This increase is partially due to lower advertising productivity at the merchant companies, which resulted in higher advertising costs as a percentage of net sales. Higher fixed operating costs on a lower net sales level also contributed to the higher SG&A rate in comparison to the prior year period. Additionally, operating expenses associated with the private-label preferred credit operation declined at a slower rate than the decline in finance revenues.

Operating loss: The Company recorded an operating loss of $91,643 for the 39 weeks ended September 28, 2002 compared to an operating loss of $50,978 for the comparable period of the prior year. This decrease was driven by lower net sales at each of the merchant companies and lower net finance revenue from the private-label preferred credit card operation.

Interest expense: Interest expense totaled $48,289 and $43,886 for the 39 weeks ended September 28, 2002 and September 29, 2001, respectively. Increased average debt levels resulted in higher interest expense in comparison to the prior year period despite lower borrowing rates on the Company's debt obligations.

Income tax benefit: The Company has recorded no tax benefits associated with its pretax losses incurred for the 39-week period ended September 28, 2002 due to substantial doubt about the Company's ability to continue as a going concern (See Note 9 to the consolidated financial statements). The Company's consolidated effective tax rate was 38.0% for the 39-week period ended September 29, 2001. The Company assesses its effective tax rate on a continuous basis.

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

Net cash used in operating activities totaled $163,398 for the 39-week period ended September 28, 2002 compared to $278,506 for the 39-week period ended September 29, 2001. Net cash used in operations improved by $115,108 compared to the prior year period. The improvement in the current year period resulted from lower cash utilized for accounts payable and accrued liabilities. This reflects lower beginning inventory levels in the current year period relative to the prior year period as a result of the Company's commitment to tightly manage inventory in response to the decline in net sales. Inventory levels were 11% lower at September 28, 2002 as compared to September 29, 2001. A decrease in bonus and long-term incentive payments in comparison to the prior year period also contributed to the decline in net cash used in operating activities.

Net cash used in investing activities totaled $120,207 for the 39-week period ended September 28, 2002 compared to $105,817 in the same period last year. This increase in cash used in investing activities was primarily due to an increase of $105,677 in cash reserve requirements to support the receivable securitization transactions due to unfavorable credit card portfolio performance. The Company maintains cash reserve accounts as necessary, representing reserve funds used as credit enhancement for specific classes of investor certificates. Partially offsetting this increase in net cash used in investing activities was a reduction in net additions to property and equipment in the current year period of approximately $40 million. Net additions in the current year were comprised primarily of Eddie Bauer retail store remodeling and expansion, the purchase of an administrative building for Newport News and information technology purchases for equipment and development.

Net cash used in discontinued operations totaled $49,530 for the 39-week period ending September 28, 2002, an increase of $60,598 compared to net cash provided by discontinued operations of $11,068 in the same period last year. The primary reason for the decrease in net cash provided by discontinued operations was due to a decrease in operating results in comparison to the prior year period and increases in other assets including credit card accounts receivable.

As of September 28, 2002, total debt was $1,385,857 compared to $1,192,857 as of September 29, 2001. The increase in total debt from September 29, 2001 was primarily driven by declining operating results for the Company and increased funding requirements for the private-label preferred credit card operation to support collateral requirements due to weak portfolio performance. The Company has a $750,000 revolving credit agreement with a group of banks. Borrowings under the agreement are comprised of a $600,000 long-term component maturing July 2003 and a $150,000 364-day component that matured in June 2002. Borrowings under the Company's $600,000 long-term revolving credit agreement were $600,000 at September 28, 2002. Borrowings under the $150,000, 364-day agreement were $100,000 at September 28, 2002. However, the revolving credit agreement provides for restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, the borrowing capacity under the revolving credit facility was capped at $700,000, which represented the Company's borrowings outstanding on this date.

The Company's revolving and non-affiliated loan agreements provide for restrictive covenants, including restrictions on the payment of dividends. Financial covenants of the revolving and term loan agreements establish minimum levels of tangible net worth and require the maintenance of certain ratios, including fixed charge coverage ("Coverage"), total debt to equity ("Leverage"), and adjusted debt to earnings before interest, taxes, depreciation and amortization, and rents ("Debt to EBITDAR"). Additionally, these and certain other debt agreements contain cross default provisions. For the reporting period September 28, 2002, the Company was in violation of its financial covenants and certain other covenants. Accordingly, the financial statements reflect all of the Company's debt obligations under "current portion of long-term debt". (See
Note 9). The Company is working with its lending group to restructure the existing credit facilities and to enter into new credit facilities. However, there can be no assurances that a new credit facility will be available to the Company.

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

In September 2001, the Company entered into a revolving credit agreement with Otto Versand (GmbH & Co), a related party. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand (GmbH & Co) was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. At December 29, 2001, borrowings under this agreement totaled $50,000. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand (GmbH & Co) was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG, a related party. These term loans had a maturity date of December 31, 2002, bear interest at a rate of 4% per annum and may be subordinate to borrowings under any new credit facility. As of September 28, 2002, related party borrowings consisted of senior unsecured loans from Otto Versand (GmbH & Co) in the amount of $145,000 and $100,000 in term loans from Otto-Spiegel Finance G.m.b.H & Co. KG. Interest expense attributable to the borrowings from Otto Versand (GmbH & Co) and Otto-Spiegel Finance G.m.b.H & Co. KG during the 13- and 39-weeks ended September 28, 2002 was $1,879 and $4,422, respectively. As of February 2003, the related party borrowings outstanding consisted of the $100,000 term loans from Otto-Spiegel Finance G.m.b.H. & Co. KG and the $60,000 senior unsecured loan from Otto Versand (GmbH & Co).

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

The following table reflects the facility amounts and the maturity dates of the Company's off-balance sheet facilities:

($000's omitted)         2002     2003      2004        2005        2006     Thereafter
---------------------   ------   ------   --------   ----------   --------   ----------
First Consumers
  Master Trust Series
  1999-A                $    -   $    -   $250,000   $        -   $      -   $        -

First Consumers
  Credit Card Master
  Note Trust Series
  2001-A                     -        -          -            -    600,000            -

Spiegel Credit Card
  Master Note Trust
  & First Consumers
  Credit Card
  Master Note Trust
  Series 2001-VFN            -        -          -    1,500,000          -            -

Spiegel Credit Card
  Master Note Trust
  Series 2000-A              -        -          -      600,000          -            -

Spiegel Credit Card
  Master Note Trust
  Series 2001-A              -        -          -      600,000          -            -
                        ------   ------   --------   ----------   --------   ----------
Total Securitizations   $    -   $    -   $250,000   $2,700,000   $600,000   $        -
                        ======   ======   ========   ==========   ========   ==========

As previously reported, the Company had forecasted that, in the next several months, receivable pools would not meet the minimum performance requirements. As a result of a new forecast, the Company presently expects that, for the reporting period ending on February 28, 2003, it will fail to meet these minimum performance requirements on the First Consumers 1999-A Series and the First Consumers 2001-A Series that are backed by bankcard receivables and potentially on the Spiegel 2000-A Series backed by private-label receivables. If the two bankcard Series fail to meet these minimum performance requirements, there would be an automatic Pay Out Event applicable to these two Series, as well as to the First Consumers 2001-VFN Series as a result of cross-default provisions, in early March 2003. In addition, failure to meet the minimum performance requirements by the Spiegel 2000-A Series would result in an automatic Pay Out Event applicable to that Series as well as to the Spiegel 2001-VFN Series in early March 2003, which would entitle MBIA to declare a Pay Out Event on the Spiegel 2001-A Series. If the Company is not able to restructure its existing credit facilities or enter into new credit facilities with its lending institutions, an insolvency event under the three private-label Series of ABS securities would be deemed to have occurred which would constitute a Pay Out Event applicable to the three Series.

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

Overall, aggregate maturities under the Company's cash obligations as of September 28, 2002 are as follows:

($000's omitted)          2002          2003          2004        2005        2006      Thereafter
---------------------   ---------   ------------   ----------   ---------   ---------   ----------
Revolving credit
  agreement              $     -     $  700,000     $      -     $     -     $     -     $      -

Otto Versand
  (GmbH & Co)
  Senior
   unsecured loans             -        145,000            -           -           -            -

Term loan
  agreements                   -        392,857            -           -           -            -

Otto-Spiegel
  Finance G.m.b.H
  & Co KG
  Term loan
   agreements                  -        100,000            -           -           -            -

Secured notes                  -         48,000            -           -           -            -

Operating leases          31,788        124,265      112,185      99,103      84,103      283,633
                        ---------   ------------   ----------   ---------   ---------   -----------
Total cash
  obligations            $31,788     $1,510,122     $112,185     $99,103     $84,103     $283,633
                        =========   ============   ==========   =========   =========   ===========

The Company was not in compliance with its financial covenants and certain other covenants contained in its debt agreements and, accordingly, all of the Company's debt is currently due and payable. The above table has reflected the Company's credit obligations with its lending institutions as payable in 2003. See Note 9 to the consolidated financial statements

In addition, the Company has other commercial commitments as of September 28, 2002 as follows:

($000's omitted)          2002       2003       2004       2005       2006      Thereafter
---------------------   --------   --------   --------   --------   --------   ------------
Standby letters of
  credit                  2,500      3,500          -          -          -              -
                        --------   --------   --------   --------   --------   ------------
Total commercial
  commitments            $2,500     $3,500     $    -     $    -     $    -     $        -
                        ========   ========   ========   ========   ========   ============

The Company maintains a $150,000 letter of credit facility in addition to off-balance sheet stand-by letters of credit, which are used for the purchase of inventories. The total letter of credit facility commitments outstanding at September 28, 2002 and September 29, 2001 were approximately $6,000 and $119,000, respectively. However, the letter of credit facilities provide restrictions on the availability of additional financing if a "material adverse change" in the Company's business has occurred. In February 2002, the Company determined, with its lending institutions, that a material adverse change had occurred due to the operating performance experienced in the fourth quarter of fiscal 2001 and due to the estimated loss recorded on the sale of the bankcard segment. Accordingly, on February 18, 2002, no additional letter of credit facilities were available to the Company. In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong
(OIHK), a related party. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. The duration of the agreement is for one year, automatically continuing unless terminated by either party with three months' written notice. OIHK will pay the vendors the purchase order value less a fee within seven days of the purchase order receipt. The Company will repay OIHK for 100% of the purchase order value for goods purchased by Spiegel and Newport News sixty days from the date of sea shipments and thirty days from the date of air shipments. Due to the larger volume of purchases made by Eddie Bauer in comparison to Spiegel and Newport News, the Company will make weekly advance payments to OIHK for 100% of the purchase order value of goods purchased by Eddie Bauer prior to shipment. Finally, under the provisions of the Vendor Payment Services Agreement, OIHK has a lien over each shipment of goods supplied by vendors on behalf of the Company's merchant operations. The lien shall arise at the time OIHK makes the vendor payments relevant to the shipment in question and shall not be satisfied until receipt by OIHK of the repayment by the Company of the Vendor Payments in question. Such right provides that, upon the receipt of a notice from the Payment Servicer, the Merchant or the vendor would be required to tender any goods, for which the Merchant has not reimbursed OIHK, to OIHK.

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

The Company utilizes the services of Otto Versand International (GmbH) as a buying agent for the Company in Hong Kong, Taiwan, Korea, India, Italy, Indonesia, Singapore, Thailand, Poland, Brazil and Turkey. Otto Versand International (GmbH) is a wholly owned subsidiary of Otto Versand. Buying agents locate suppliers, inspect goods to maintain quality control, arrange for appropriate documentation and, in general, expedite the process of procuring merchandise in these areas. Under the terms of its arrangements, the Company paid $2,787 and $6,293 for the 13 and 39-weeks ended September 28, 2002, respectively, and $2,388 and $7,504 for the 13 and 39-weeks ended September 29, 2001, respectively. The arrangements are indefinite in term but may generally be canceled by either party upon one year written notice.

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

In September 2001, the Company entered into a revolving credit agreement with Otto Versand. The initial availability under this credit agreement was $75,000. The credit agreement bears interest at a variable rate based on LIBOR plus a margin, comparable to the Company's other revolving credit agreements. The initial agreement extended through December 15, 2001. In November 2001, this revolving credit agreement with Otto Versand was increased from $75,000 to $100,000 and the maturity date was extended from December 15, 2001 to June 15, 2002. As of February 2002, the balance outstanding under the revolving credit agreement with Otto Versand was $100,000. This obligation was extinguished with the proceeds of new term loans in the aggregate amount of $100,000 from Otto-Spiegel Finance G.m.b.H. & Co. KG. These term loans had a maturity date of December 31, 2002, bear interest at a rate of 4% per annum and may be subordinate to borrowings under any new credit facility. As of September 28, 2002, related party borrowings consisted of senior unsecured loans from Otto Versand (GmbH & Co) in the amount of $145,000 and $100,000 in subordinated term loans from Otto-Spiegel Finance G.m.b.H & Co. KG. Interest expense attributable to the borrowings from Otto Versand (GmbH & Co) and Otto-Spiegel Finance G.m.b.H & Co. KG during the 13- and 39- weeks ended September 28, 2002 was $1,879 and $4,422, respectively. As of February 2003, the related party borrowings outstanding consisted of the $100,000 term loans from Otto-Spiegel Finance G.m.b.H. & Co. KG and the $60,000 senior unsecured loan from Otto Versand (GmbH & Co).

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

Interest rates:
The Company manages interest rate exposure through a mix of fixed- and variable-rate financings. The Company is generally able to meet certain targeted objectives through its direct borrowings. Substantially all of the Company's variable-rate exposure relates to changes in the one-month LIBOR rate. If the one-month LIBOR rate had changed by 50 basis points, the Company's third quarter 2002 interest expense would have changed by approximately $1,042. Interest rate swaps may be used to minimize interest rate exposure when appropriate based on market conditions. The notional amounts of the Company's interest rate swap agreements totaled $65,000 at September 28, 2002.

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

Foreign currency exchange rates:
The Company is subject to foreign currency exchange risk related to its Canadian operations, as well as its joint venture investments in Germany and Japan. The Company is party to certain transactions with the above joint ventures that are denominated in foreign currencies. The Company monitors the exchange rates related to these currencies on a continual basis and will enter into forward derivative contracts for foreign currency when deemed advantageous based on current pricing and historical information. The Company believes that its foreign exchange risk and the effect of this hedging activity are not material due to the size and nature of the above operations. There were no foreign currency hedging contracts outstanding at September 28, 2002.

Item 4. Controls And Procedures

        (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 25, 2003, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities. Please see the Explanatory Note at the beginning of this Report.

        (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation nor were there any significant deficiencies or material weaknesses in the Company's internal controls, except as noted below.

              The Company's independent auditors have informed the audit committee of certain internal control deficiencies which constitute reportable conditions. These control deficiencies relate to the Company's wholly owned subsidiary, FCNB. Specifically, the deficiencies relate to routine transactions and accounting estimates, policies and procedures, and account balance classifications in the financial statements. The Company has assigned the highest priority to the correction of these deficiencies and is committed to addressing them as soon as possible. The Company believes that other controls are in place to mitigate the risk that these deficiencies could lead to material misstatements in the Company's financial statements. In addition, as disclosed herein, the Company has formalized a plan to sell the bankcard segment and FCNB will be sold or liquidated as part of the disposition of the bankcard segment.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number             Description of Exhibit
         99                         Section 906 Certification

(b) The were no reports filed on Form 8-K during the thirteen week period ended September 28, 2002.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 25, 2003


SPIEGEL, INC.


/s/ Martin Zaepfel
-------------------------------------------
Martin Zaepfel
Vice Chairman, President and Chief Executive Officer
(Principal Operating Executive Officer and
duly authorized officer of Registrant)

CERTIFICATIONS
--------------

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     No other officers of the Company have certified this Report.
     See Explanatory Note.
     See Item 4 of this Report.

     Date: February 25, 2003
           -----------------


                                                   /s/ Martin Zaepfel
                                                   -----------------------------
                                                   Martin Zaepfel
                                                   Chief Executive Officer