Form 10-Q/A
period 2002-03-30
SPIEGEL INC
filed 2003-02-28
CIK 276641

                                                                  Conformed Copy
                                                                  --------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 2003 are as follows:

Class A non-voting common stock, $1.00 par value
  14,945,144 shares


Class B voting common stock, $1.00 par value
  117,009,869 shares

                         SPIEGEL, INC. AND SUBSIDIARIES
                    Index to Quarterly Report on Form 10-Q/A
                       Thirteen Weeks Ended March 30, 2002

                                                                                        PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets,
               March 30, 2002, March 31, 2001 and December 29, 2001                       4

     Consolidated Statements of Operations
               Thirteen Weeks Ended March 30, 2002 and March 31, 2001                     5

     Consolidated Statements of Cash Flows,
               Thirteen Weeks Ended March 30, 2002 and March 31, 2001                     6

     Notes to Consolidated Financial Statements                                         7-16


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     17-27


Item 3 - Quantitative and Qualitative Disclosures About Market Risk                      27


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                               28

Item 6 - Exhibits and Reports on Form 8-K                                                28

Signatures                                                                               29

Certifications                                                                         30-31

                                EXPLANATORY NOTE

          On February 26, 2003, the Company filed Form 10-Q for the quarterly period ended March 30, 2002, which did not include the certifications of the chief financial officer required by the Sarbanes-Oxley Act of 2002. Accordingly, the Company's independent auditors were unable to complete their review of the financial statements of the Company in accordance with Statement on Auditing Standards No. 71.

          As previously reported, the Company subsequently announced the appointment of James M. Brewster as senior vice president and chief financial officer. Prior to his appointment, Mr. Brewster was senior vice president and chief financial officer of the Company's Newport News subsidiary for 10 years.

          In addition to this Explanatory Note, the modifications to the Company's Form 10-Q for the quarterly period ended March 30, 2002 are as follows: (1) the inclusion of the certificates required by the Sarbanes-Oxley Act of 2002 of both the chief executive officer and the chief financial officer and (2) updates to reflect changes in the Company's management. In addition, the Company's independent auditors have completed their review of the financial statements included in this Report.

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

As a result of these matters, the Company may not have sufficient funds to finance its operations beginning in the near future and thereafter. In light of the Company's existing operating and financing challenges, the Company is exploring a range of strategic options, in conjunction with its ongoing discussions with lenders and other parties, to restructure its debt obligations and securitization arrangements and provide for the Company's continued operations. As part of these efforts, the Company has engaged the services of restructuring advisors. See "-Other" below.

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

OTHER
As previously disclosed, the Company's executive vice president and chief financial officer, James R. Cannataro, resigned from his position in early February 2003. On February 26, 2003, the Company appointed James M. Brewster its senior vice president and chief financial officer. On February 28, 2003, the Company announced that its board of directors appointed William Kosturos, a managing director of Alvarez & Marsal, Inc., an international turnaround and management consulting firm, as chief restructuring officer. The appointment follows the decision by Martin Zaepfel to retire from his positions as vice chairman, president and chief executive officer, effective March 1, 2003. Mr. Kosturos will assume the position and duties of interim chief executive officer on that date. The Company cannot predict whether there will be further changes in the composition of its board of directors or management.

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




February 28, 2003


SPIEGEL, INC.



/s/  James M. Brewster
-------------------------------------------------
James M. Brewster
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer and
duly authorized officer of Registrant)

CERTIFICATIONS

I, Martin Zaepfel, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q/A of Spiegel, Inc;

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



     Date: February 28, 2003
           -----------------
                                               /s/ Martin Zaepfel
                                               ---------------------------------
                                               Martin Zaepfel
                                               Vice Chairman, President and
                                               Chief Executive Officer

CERTIFICATIONS

I, James M. Brewster, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q/A of Spiegel, Inc;

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



     Date: February 28, 2003
           -----------------
                                               /s/ James M. Brewster
                                               ---------------------------------
                                               James M. Brewster
                                               Senior Vice President and
                                               Chief Financial Officer