Form 10-Q/A
period 2002-06-29
SPIEGEL INC
filed 2003-02-28
CIK 276641

                                                                  Conformed Copy

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

                         SPIEGEL, INC. AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q/A
                Thirteen and Twenty-six Weeks Ended June 29, 2002


                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Consolidated Balance Sheets,
         June 29, 2002, June 30, 2001 and December 29, 2001                       4

    Consolidated Statements of Operations,
         Thirteen and Twenty-six Weeks Ended June 29, 2002 and June 30, 2001      5

    Consolidated Statements of Cash Flows,
         Twenty-six Weeks Ended June 29, 2002 and June 30, 2001                   6

    Notes to Consolidated Financial Statements                                  7-17


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             18-29


Item 3 - Quantitative and Qualitative Disclosures About Market Risk               29

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                        30

Item 6 - Exhibits and Reports on Form 8-K                                         30

Signatures                                                                        31

Certifications                                                                    32-33

                                EXPLANATORY NOTE


     On February 26, 2003, the Company filed Form 10-Q for the quarterly period ended June 29, 2002, which did not include the certifications of the chief financial officer required by the Sarbanes-Oxley Act of 2002. Accordingly, the Company's independent auditors were unable to complete their review of the financial statements of the Company in accordance with Statement on Auditing Standards No.71.

     As previously reported, the Company subsequently announced the appointment of James M. Brewster as senior vice president and chief financial officer. Prior to his appointment, Mr. Brewster was senior vice president and chief financial officer of the Company's Newport News subsidiary for 10 years.

     In addition to this Explanatory Note, the modifications to the Company's Form 10-Q for the quarterly period ended June 29, 2002 are as follows: (1) the inclusion of the certificates required by the Sarbanes-Oxley Act of 2002 of both the chief executive officer and the chief financial officer and (2) updates to reflect changes in the Company's management. In addition, the Company's independent auditors have completed their review of the financial statements included in this Report.

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

OTHER

As previously disclosed, the Company's executive vice president and chief financial officer, James R. Cannataro, resigned from his position in early February 2003. On February 26, 2003, the Company appointed James M. Brewster its senior vice president and chief financial officer. On February 28, 2003, the Company announced that its board of directors appointed William Kosturos, a managing director of Alvarez and Marsal, Inc., an international turnaround and management consulting firm, as chief restructuring officer. The appointment follows the decision by Martin Zaepfel to retire from his positions as vice chairman, president and chief executive officer, effective March 1, 2003. Mr. Kosturos will assume the position and duties of interim chief executive officer on that date. The Company cannot predict whether there will be further changes in the composition of its board of directors or management.

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


SPIEGEL, INC.



/s/  James M. Brewster
----------------------------------------------
James M. Brewster
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer and
duly authorized officer of Registrant)

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

     Date: February 28, 2003

                                         /s/ Martin Zaepfel
                                         --------------------------------
                                         Martin Zaepfel
                                         Vice Chairman, President and
                                         Chief Executive Officer

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

     Date: February 28, 2003

                                         /s/ James M. Brewster
                                         --------------------------------
                                         James M. Brewster
                                         Senior Vice President and
                                         Chief Financial Officer