Form 10-Q/A
period 2002-09-28
SPIEGEL INC
filed 2003-02-28
CIK 276641

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

                         SPIEGEL, INC. AND SUBSIDIARIES

                    Index to Quarterly Report on Form 10-Q/A
             Thirteen and Thirty-nine Weeks Ended September 28, 2002


                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Consolidated Balance Sheets,
     September 28, 2002, September 29, 2001 and December 29, 2001            4

    Consolidated Statements of Operations,
     Thirteen and Thirty-nine Weeks Ended September 28, 2002 and
      September 29, 2001                                                     5

    Consolidated Statements of Cash Flows,
     Thirty-nine Weeks Ended September 28, 2002 and September 29, 2001       6

    Notes to Consolidated Financial Statements                              7-17

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        18-29

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          29

Item 4 - Controls and Procedures                                             30

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   30

Item 6 - Exhibits and Reports on Form 8-K                                    31

Signatures                                                                   32

Certifications                                                             33-34

                                EXPLANATORY NOTE

          On February 26, 2003, the Company filed Form 10-Q for the quarterly period ended September 28, 2002, which did not include the certifications of the chief financial officer required by the Sarbanes-Oxley Act of 2002. Accordingly, the Company's independent auditors were unable to complete their review of the financial statements of the Company in accordance with Statement on Auditing Standards No. 71.

          As previously reported, the Company subsequently announced the appointment of James M. Brewster as senior vice president and chief financial officer. Prior to his appointment, Mr. Brewster was senior vice president and chief financial officer of the Company's Newport News subsidiary for 10 years.

          In addition to this Explanatory Note, the modifications to the Company's Form 10-Q for the quarterly period ended September 28, 2002 are as follows: (1) the inclusion of the certificates required by the Sarbanes-Oxley Act of 2002 of both the chief executive officer and the chief financial officer,
(2) an amended Item 4(a) to make reference to both the Company's chief executive officer and its chief financial officer and (3) updates to reflect changes in the Company's management. In addition, the Company's independent auditors have completed their review of the financial statements included in this Report.

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

Item 4. Controls And Procedures

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 28, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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


February 28, 2003


SPIEGEL, INC.


/s/ James M. Brewster
-------------------------------------------
James M. Brewster
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer and
duly authorized officer of Registrant)

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


     See Item 4 of this Report.

     Date: February 28, 2003
           -----------------


                                                   /s/ Martin Zaepfel
                                                   -----------------------------
                                                   Martin Zaepfel
                                                   Vice Chairman, President and
                                                   Chief Executive Officer

CERTIFICATIONS
--------------

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


     See Item 4 of this Report.

     Date: February 28, 2003
           -----------------


                                                   /s/ James M. Brewster
                                                   -----------------------------
                                                   James M. Brewster
                                                   Senior Vice President and
                                                   Chief Executive Officer